Form 10-Q
period 2013-12-31
I IN THE SKY INC.
filed 2014-02-19
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-192272

I IN THE SKY INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3366428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1315 5th Street South, Hopkins, MN 55313
(Address of principal executive offices)

(952) 278-9912
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of February 14, 2014 there were 12,200,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

I IN THE SKY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

Item 1.      Financial Statements.

I IN THE SKY INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JULY 15, 2013 (INCEPTION) TO DECEMBER 31, 2013

I IN THE SKY INC.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,091	$-
Prepaid expenses	935	-
Total current assets	6,026	-

TOTAL ASSETS	$6,026	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$3,500
Note payable - related party	34,500	10,000
Total current liabilities	36,000	13,500

TOTAL LIABILITIES	36,000	13,500

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 74,000,000 shares authorized; par value $0.001, 12,200,000 shares issued and outstanding	12,200	12,200
Deficit accumulated during the development stage	(42,174)	(25,700)
Total Stockholders' Deficit	(29,974)	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,026	$-

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

		July 15, 2013
	Three Months Ended	(inception) through
	December 31,	December 31,
	2013	2013

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	126	11,126
Professional fees	16,348	31,048
Total Operating Expenses	16,474	42,174

Net loss from operations	(16,474)	(42,174)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net Loss	$(16,474)	$(42,174)

Basic loss per share	$(0.00)

Weighted average number of shares outstanding	12,200,000

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Interim Statement of Stockholders' Deficit
Period From July 15, 2013 (Inception) to December 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’
	Number of Shares	Amount	Capital	Stage	Deficit

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)

Balance, September 30, 2013	12,200,000	$12,200	$-	$(25,700)	$(13,500)

Net loss (unaudited)	-	-	-	(16,474)	(16,474)

Balance, December 31, 2013 (unaudited)	12,200,000	$12,200	$-	$(42,174)	$(29,974)

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

		July 15, 2013
	Three Months Ended	(Inception) Through
	December 31,	December 31,
	2013	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,474)	$(42,174)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation expense	-	12,200
Changes in operating activities:
Prepaid expenses	(935)	(935)
Accounts payable and accrued liabilities	(2,000)	1,500
Net cash used in operating activities	(19,409)	(29,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - related party	24,500	34,500
Net Cash Provided by Financing Activities	24,500	34,500

Net decrease in cash and cash equivalents	5,091	5,091

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	5,091	5,091

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$-	$12,200

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

December 31, 2013

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

I IN THE SKY INC. (the “Company”) is a Nevada corporation incorporated on July 15, 2013.  It is based in Hopkins, MN, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is a development stage company that intends to manufacture and market low cost GPS tracking devices and software to businesses and families. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Development Stage Company

The Company is a development stage company as defined by section ASC 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts to establishing the business, and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $5,091 and $0 in cash and cash equivalents as of December 31, 2013 and September 30, 2013, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three months ended December 31, 2013:

Net loss	$(16,474)

Weighted average common shares issued and
outstanding (Basic and Diluted)	12,200,000

Net loss per share, Basic and Diluted	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

We issued 1,200,000 common shares at $0.001 per share, to consultants, for the period ended September 30, 2013.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.”

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  No advertising costs were incurred for the period ending December 31, 2013.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2013.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,“Revenue Recognition.”  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and,

iv)       Collection is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2013, the Company has a loss from operations of $16,474, an accumulated deficit of $42,174 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 -   EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

The Company has authorized 74,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (July 15, 2013) to December 31, 2013, the Company has issued a total of 12,200,000 common shares for services of $12,200, as follows:

•         On August 12, 2013, the Company issued to its founders 11,000,000 shares of common stock at $0.001 per share for services valued at $11,000.

•         On August 29, 2013, the Company issued to consultants 1,200,000 shares of common stock at $0.001 per share for services valued at $1,200.

NOTE 5 -  PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2013	September 30, 2013
Income tax expense at statutory rate	$(5,600)	$(8,700)
Valuation allowance	5,600	8,700
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2013	September 30, 2013
NOL Carryover	$(42,174)	$(25,700)
Valuation allowance	42,174	25,700
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $42,174 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - RELATED PARTY TRANSACTIONS

Equity

On August 12, 2013, the Company issued 11,000,000 shares of its common stock to officers at $0.001 per share for services totaling $11,000.

Note Payable

During the period, an officer and director advanced the Company $24,500 for operating expenses. As of December 31, 2013 and September 30, 2013, the Company was obligated to this director, who is also a stockholder, for this non-interest bearing demand loan with a balance of $34,500 and 10,000, respectively. The Company plans to pay the loan back as cash flows become available.

Other

The controlling shareholder has pledged his support to fund continuing operations during the development stage; however there is no written commitment to this effect.  The Company is dependent upon the continued support.

The officer and director of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is the sole officer and director of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2013.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 -  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus on Form 424B(2), as filed on February 14, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “I In The Sky,” “we,” “us,” or “our” are to I In The Sky Inc.

Results of Operations

We have generated no revenues since inception (July 15, 2013), and have incurred $42,174 in expenses through December 31, 2013.

The following table provides selected financial data about our company as of the three months ended December 31, 2013, and period ended September 30, 2013.

Balance Sheet Date	12/31/13	9/30/13

Cash	$5,091	$-
Total Assets	$6,026	$-
Total Liabilities	$36,000	$13,500
Stockholders’ Deficit	$29,974	$13,500

Description of Business

We are a start-up, development-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we are able to finish the integration of our GPS software and the client services of our web site, which will enable us to start selling subscription tracking services.   Our only other source for cash at this time is investments by others and loans from an officer and director. On February 13, 2014, our registration statement became effective for the Offering (“the Offering”) for sale of our common shares. We have not yet begun to contact potential investors and do not know of any investors who have expressed interest in buying our shares.  If we are successful in selling our common shares pursuant to the registration statement, we will have funds available to the extent of shares sold.   We must raise cash to implement our project and stay in business. As of December 31, 2013, the Company had $5,091 in cash on hand.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.  We will require equity and/or debt financing to provide for the capital required to implement our research and exploration phase. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing as envisioned by our Offering will  result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our current Offering.  We cannot guarantee that we will be able to sell all the shares.  If we are successful, the money raised will be applied to the items set forth in our plan of operations as set forth in the Prospectus accompanying the Offering.

Our officers have agreed to advance funds as needed until the public Offering is completed or failed.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

Our President has verbally agreed to provide us with the ability to pay for the expenses related to this Offering.  Currently we do not have sufficient capital to fund our business development.  We are attempting to raise $60,000 from this Offering.  However, if we raise $30,000, we feel this is sufficient to develop the business for the next 12 months.  If we are only able to raise $15,000, from the Offering, then we feel this will be sufficient for the next 12 months to cover professional fees.

During the period, our President advanced the Company $24,500 for operating expenses. As of December 31, 2013, the Company was obligated to him for this non-interest bearing demand loan with a balance of $34,500. The Company plans to pay the loan back as cash flows become available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	11/12/2013

3.2	By-Laws of Registrant.	S-1	3.2	11/12/2013

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I IN THE SKY INC.
(Registrant)

Dated: February 19, 2014	/s/ Michael Staples
Michael Staples
President
(Principal Executive Officer)