Form 10-Q
period 2014-05-06
I IN THE SKY INC.
filed 2014-05-09
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

(952) 278-9912
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 6, 2014 there were 14,600,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

I IN THE SKY INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements.

I IN THE SKY INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JULY 15, 2013 (INCEPTION) TO MARCH 31, 2014

I IN THE SKY INC.
(A Development Stage Company)
Interim Balance Sheets

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$64,689	$-
Prepaid expenses	35	-
Total current assets	64,724	-

TOTAL ASSETS	$64,724	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$3,500
Note payable - related party	40,862	10,000
Total current liabilities	42,362	13,500

TOTAL LIABILITIES	42,362	13,500

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 74,000,000 shares authorized; par value $0.001, 14,600,000 and 12,200,000 shares issued and outstanding, respectively	14,600	12,200
Additional paid-in capital	57,600	-
Deficit accumulated during the development stage	(49,838)	(25,700)
Total Stockholders' Equity (Deficit)	22,362	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$64,724	$-

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

			July 15, 2013
	Three Months Ended	Six Months Ended	(inception) through
	March 31,	March 31,	March 31,
	2014	2014	2014

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,188	3,314	14,314
Professional fees	4,476	20,824	35,524
Total Operating Expenses	7,664	24,138	49,838

Net loss from operations	(7,664)	(24,138)	(49,838)

Other Income and Expense	-	-	-

Provision for income taxes	-	-	-

Net Loss	$(7,664)	$(24,138)	$(49,838)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,573,579	12,384,707

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Interim Statement of Stockholders' Equity (Deficit)
Period From July 15, 2013 (Inception) to March 31, 2014

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders'
	Number of Shares	Amount	Capital	Stage	Deficit

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)

Balance, September 30, 2013	12,200,000	12,200	-	(25,700)	(13,500)

Shares issued for cash at $0.025 per share	2,400,000	2,400	57,600	-	60,000
Net loss (unaudited)	-	-	-	(24,138)	(24,138)

Balance, March 31, 2014 (unaudited)	14,600,000	$14,600	$57,600	$(49,838)	$22,362

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

		July 15, 2013
	Six Months Ended	(Inception) Through
	March 31,	March 31,
	2014	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,138)	$(49,838)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation expense	-	12,200
Changes in operating activities:
Prepaid expenses	(35)	(35)
Accounts payable and accrued liabilities	(2,000)	1,500
Net cash used in operating activities	(26,173)	(36,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	52,500	62,500
Net payments to related party	(21,638)	(21,638)
Commons shares issued for cash	60,000	60,000
Net Cash Provided by Financing Activities	90,862	100,862

Net decrease in cash and cash equivalents	64,689	64,689

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	64,689	64,689

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$-	$12,200

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

I IN THE SKY INC. (the "Company") is a Nevada corporation incorporated on July 15, 2013.  It is based in Hopkins, MN, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

The Company is a development stage company that intends to manufacture and market low cost GPS tracking devices and software to businesses and families. To date, the Company's activities have been limited to its formation and the raising of equity capital.

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

Development Stage Company

The Company is a development stage company as defined by section ASC 915, "Development Stage Entities."  The Company is still devoting substantially all of its efforts to establishing the business, and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $64,689 and $nil in cash and cash equivalents as of March 31, 2014 and September 30, 2013, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three and six months ended March 31, 2014:

	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014
Net loss	$(7,664)	$(24,138)

Weighted average common shares issued and
outstanding (Basic and Diluted)	12,573,579	12,384,707

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

We issued 1,200,000 common shares at $0.001 per share, to consultants, for the period ended September 30, 2013.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, "Accounting for Research and Development Costs."

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the period ending March 31, 2014.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2014.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2014, the Company has a loss from operations of $24,138 an accumulated deficit of $49,838 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since inception (July 15, 2013) to March 31, 2014, the Company has issued a total of 14,600,000 common shares for cash of $60,000 and services of $12,200, as follows:

•	On August 12, 2013, the Company issued to its founders 11,000,000 shares of common stock at $0.001 per share for services valued at $11,000.

•	On August 29, 2013, the Company issued to consultants 1,200,000 shares of common stock at $0.001 per share for services valued at $1,200.

•	During March 2014, the Company issued 2,400,000 shares of common stock at $0.025 per share for cash of $60,000.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31, 2014	September 30, 2013
Income tax expense at statutory rate	$(8,200)	$(8,700)
Valuation allowance	8,200	8,700
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2014	September 30, 2013
NOL Carryover	$(49,838)	$(25,700)
Valuation allowance	49,838	25,700
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $49,838 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - RELATED PARTY TRANSACTIONS

Equity

On August 12, 2013, the Company issued 11,000,000 shares of its common stock to officers at $0.001 per share for services totaling $11,000.

Note Payable

During the period, an officer and director advanced the Company $30,862 for operating expenses. As of March 31, 2014 and September 30, 2013, the Company was obligated to this director, who is also a stockholder, for this non-interest bearing demand loan with a balance of $40,862 and 10,000, respectively. The Company plans to pay the loan back as cash flows become available.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of March 31, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Prospectus on Form 424B(2), as filed on February 14, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "I In The Sky," "we," "us," or "our" are to I In The Sky Inc.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 Description of Business

We are a start-up, development-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we are able to finish the integration of our GPS software and the client services of our web site, which will enable us to start selling subscription tracking services.   Our only other source for cash at this time is investments by others and loans from an officer and director. On February 13, 2013, our registration statement became effective for the Offering ("the Offering") for sale of our common shares. On April 1, 2014, the Company closed its Offering and will not sell any additional shares under that Prospectus.  The Company sold 2,400,000 shares under the Prospectus, raising a total of $60,000.  We must raise cash to implement our project and stay in business.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following table provides selected financial data about our company as of March 31, 2014, and September 30, 2013.

Balance Sheet Date	3/31/14	9/30/13

Cash	$64,689	$-
Total Assets	$64,724	$-
Total Liabilities	$42,362	$13,500
Stockholders' Equity (Deficit)	$22,362	$(13,500)

We have generated no revenues since inception (July 15, 2013), and have incurred $49,838 in expenses through March 31, 2014.

For the Three and Six Months Ended March 31, 2014

	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014

Revenue	$-	$-
Operating Expenses:
General and administrative	3,188	3,314
Professional fees	4,476	20,824
Total Operating Expenses	7,664	24,138
Operating loss	(7,664)	(24,138)
Other income and expenses	-	-
Net loss	$(7,664)	$(24,138)

General and administrative expenses relate to our office and general expenses.  Our professional fees relate to fees for legal, accounting, transfer agent and consultants.  Our professional fees were $4,476 for the three months ended March 31, 2014 as compared to $20,824 for the full six months ended March 31, 2014.  We incurred increased professional fees in the first quarter due to a $10,000 payment for consulting fees and increased legal fees for our recent S-1 Registration Statement.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of March 31, 2014 and September 30, 2013.

	March 31, 2014	September 30, 2013

Current Assets	$64,724	$-
Current Liabilities	$42,362	$13,500
Working Capital (Deficiency)	$22,362	$(13,500)

Our working capital increased as of March 31, 2014 as compared to September 30, 2013 due to closing of our S-1 Registration Statement.

Cash Flows

	Six Months Ended March 31,	July 15, 2014 (Inception) Through March 31,
	2014	2014

Cash Flows Used in Operating Activities	$(26,173)	$(36,173)
Cash Flows Provided by (Used in) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$90,862	$100,862
Net Increase in Cash During Period	$64,689	$64,689
Cash Flows from Operating Activities
During the six month period ended March 31, 2014, cash used in operating activities was $26,173. The use in cash used in operating activities was attributed to operating costs due to professional fees for our recent S-1 Registration Statement filing.

Cash Flows from Investing Activities

From inception (July 15, 2013) through March 31, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from an officer who is also a director. For the six month period ended March 31, 2014, we generated $90,862 from financing activities.  For the period from inception (July 15, 2013) to March 31, 2014, we generated $100,862 from financing activities through the sale of common stock for $60,000 and $40,862 from an officer of the Company.

To meet our need for cash we raised $60,000 from the sale of 2,400,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC, which became effective on February 13, 2014 and closed on April 1, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

I IN THE SKY INC.
(Registrant)

Dated: May 9, 2014	/s/ Michael Staples
Michael Staples
President
(Principal Executive Officer)