Form 10-Q
period 2014-06-30
I IN THE SKY INC.
filed 2014-08-05
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014 there were 14,600,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

I IN THE SKY INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements.

I IN THE SKY INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JULY 15, 2013 (INCEPTION) TO JUNE 30, 2014

I IN THE SKY INC.
(A Development Stage Company)
Balance Sheets
	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$58,350	$-
Total current assets	58,350	-

TOTAL ASSETS	$58,350	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$3,500
Note payable - related party	40,862	10,000
Total current liabilities	42,362	13,500

TOTAL LIABILITIES	42,362	13,500

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 74,000,000 shares authorized; par value $0.001, 14,600,000 and 12,200,000 shares issued and outstanding, respectively	14,600	12,200
Additional paid-in capital	57,600	-
Deficit accumulated during the development stage	(56,212)	(25,700)
Total Stockholders' Equity (Deficit)	15,988	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$58,350	$-

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
	Three	Nine	July 15, 2013
	Months Ended	Months Ended	(inception) through
	June 30,	June 30,	June 30,
	2014	2014	2014

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,553	4,867	15,867
Professional fees	4,821	25,645	40,345
Total Operating Expenses	6,374	30,512	56,212

Net loss from operations	(6,374)	(30,512)	(56,212)

Other Income and Expense	-	-	-

Provision for income taxes	-	-	-

Net Loss	$(6,374)	$(30,512)	$(56,212)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	14,600,000	13,123,184

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From July 15, 2013 (Inception) to June 30, 2014

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)

Balance, September 30, 2013	12,200,000	12,200	-	(25,700)	(13,500)

Shares issued for cash at $0.025 per share	2,400,000	2,400	57,600	-	60,000
Net loss (unaudited)	-	-	-	(30,512)	(30,512)

Balance, June 30, 2014 (unaudited)	14,600,000	$14,600	$57,600	$(56,212)	$15,988

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine	July 15, 2013
	Months Ended	(Inception) Through
	June 30,	June 30,
	2014	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,512)	$(56,212)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation expense	-	12,200
Changes in operating activities:
Prepaid expenses	-	-
Accounts payable and accrued liabilities	(2,000)	1,500
Net cash used in operating activities	(32,512)	(42,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	52,500	62,500
Net payments to related party	(21,638)	(21,638)
Commons shares issued for cash	60,000	60,000
Net Cash Provided by Financing Activities	90,862	100,862

Net decrease in cash and cash equivalents	58,350	58,350

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	58,350	58,350

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$-	$12,200

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2014
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $58,350 and $nil in cash and cash equivalents as of June 30, 2014 and September 30, 2013, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three and nine months ended June 30, 2014:

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Net loss	$(6,374)	$(30,512)

Weighted average common shares issued and
outstanding (Basic and Diluted)	14,600,000	13,123,184

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the period ending June 30, 2014.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of June 30, 2014.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2014, the Company has a loss from operations of $30,512 an accumulated deficit of $56,212 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2014.

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

Since inception (July 15, 2013) to June 30, 2014, the Company has issued a total of 14,600,000 common shares for cash of $60,000 and services of $12,200, as follows:

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	June 30, 2014	September 30, 2013
Income tax expense at statutory rate	$(10,374)	$(8,700)
Valuation allowance	10,374	8,700
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:
	June 30, 2014	September 30, 2013
NOL Carryover	$56,212	$25,700
Valuation allowance	(56,212)	(25,700)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $56,212 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - RELATED PARTY TRANSACTIONS

Equity

On August 12, 2013, the Company issued 11,000,000 shares of its common stock to officers at $0.001 per share for services totaling $11,000.

Note Payable

During the period, an officer and director advanced the Company $30,862 for operating expenses. As of June 30, 2014 and September 30, 2013, the Company was obligated to this director, who is also a stockholder, for this non-interest bearing demand loan with a balance of $40,862 and 10,000, respectively. The Company plans to pay the loan back as cash flows become available.

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

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is an officer and director of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of June 30, 2014.

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

The following table provides selected financial data about our company as of June 30, 2014, and September 30, 2013.

Balance Sheet Date	6/30/14	9/30/13

Cash	$58,350	$-
Total Assets	$58,350	$-
Total Liabilities	$42,362	$13,500
Stockholders' Equity (Deficit)	$15,988	$(13,500)

We have generated no revenues since inception (July 15, 2013), and have incurred $56,212 in expenses through June 30, 2014.

For the Three and Nine Months Ended June 30, 2014

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014

Revenue	$-	$-
Operating Expenses:
General and administrative	1,553	4,867
Professional fees	4,821	25,645
Total Operating Expenses	6,374	30,512
Operating loss	(6,374)	(30,512)
Other income and expenses	-	-
Net loss	$(6,374)	$(30,512)

General and administrative expenses relate to our office and general expenses.  Our professional fees relate to fees for legal, accounting, transfer agent and consultants.  Our professional fees were $4,821 for the three months ended June 30, 2014 as compared to $25,645 for the full nine months ended June 30, 2014.  We incurred increased professional fees in the first quarter due to a $10,000 payment for consulting fees and increased legal fees for our recent S-1 Registration Statement.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of June 30, 2014 and September 30, 2013.

	June 30, 2014	September 30, 2013

Current Assets	$58,350	$-
Current Liabilities	$42,362	$13,500
Working Capital (Deficiency)	$15,988	$(13,500)

Our working capital increased as of June 30, 2014 as compared to September 30, 2013 due to closing of our S-1 Registration Statement.

Cash Flows

	Nine Months Ended June 30,	July 15, 2014 (Inception) Through June 30,
	2014	2014

Cash Flows Used in Operating Activities	$(32,512)	$(42,512)
Cash Flows Provided by (Used in) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$90,862	$100,862
Net Increase in Cash During Period	$58,350	$58,350

Cash Flows from Operating Activities

During the nine month period ended June 30, 2014, cash used in operating activities was $32,512. The use in cash used in operating activities was attributed to operating costs due to professional fees for our recent S-1 Registration Statement filing and for filing our reports with the SEC.

Cash Flows from Investing Activities

From inception (July 15, 2013) through June 30, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from an officer who is also a director. For the nine month period ended June 30, 2014, we generated $90,862 from financing activities.  For the period from inception (July 15, 2013) to June 30, 2014, we generated $100,862 from financing activities through the sale of common stock for $60,000 and $40,862 from an officer of the Company.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

I IN THE SKY INC.
(Registrant)

Dated: August 4, 2014	/s/ Michael Staples
Michael Staples
President
(Principal Executive Officer)