Form 10-K
period 2014-09-30
I IN THE SKY INC.
filed 2014-12-19
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-192272

I IN THE SKY INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-3366428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1315 5th Street South, Hopkins, MN	55313
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (952) 278-9912

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2014, was $90,000 based on the price of $0.025, being the price of the last private placement completed by our company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

14,600,000 as of December 15, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to "Company", "I in the Sky," "we," "us" or "our" mean I in the Sky Inc., unless otherwise indicated.

Item 1.                  Business

Corporate Overview

We were incorporated in the State of Nevada on July 15, 2013, as a for-profit company, and have a fiscal year end of September 30.  Our business office is located at 1315 5th Street South, Hopkins, MN 55313. Our telephone number is 952-278-9912. We own the domain name www.iskynetwork.com, but it is not yet in use.

We are a "shell company" within the meaning of Rule 405, promulgated pursuant to the Securities Act, because we have nominal assets and nominal operations.  Accordingly, the ability of holders of our common stock to re-sell their shares may be limited by applicable regulations.  Specifically, Rule 144 would not be available for the resale of restricted securities by our stockholders until we have complied with the requirements of Rule 144(i).

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2013 (the "JOBS Act") and, as such, may elect to comply with certain reduced public company reporting requirements for future filings.

The Company has no present plans to be acquired or to merge with another company, nor does the Company, nor any of its shareholders, have plans to enter into a change of control or similar transaction.

Current Business

I IN THE SKY was organized to manufacture (OEM) and market low cost GPS tracking devices and software to businesses and families.  OEM is an acronym for "original equipment manufacturer."  OEMs are not actually the "original manufacturer" of the equipment, but are a company that has a relationship with the original manufacture to resell that manufacturer's product under its own name and branding.

The Global Positioning System (GPS) is a space-based satellite navigation system that provides location and time information in all weather conditions, anywhere on or near the Earth where there is an unobstructed line of sight to four or more GPS satellites. The system provides critical capabilities to military, civil and commercial users around the world. It is maintained by the United States government and is freely accessible to anyone with a GPS receiver.
Even without a GPS receiver, a cell telephone can provide information about the user's location. A computer can determine the location based on measurements of the signal, such as:
•	Its angle of approach to the cell towers
•	How long it takes the signal to travel to multiple towers
•	The strength of the signal when it reaches a tower
Obstacles like trees and buildings affect how long it takes the signal to travel to a tower, so this method may be less accurate than a satellite based GPS measurement. We are investigating equipment that combines both methods for increased accuracy.

GPS technology has matured to the point that devices and circuit boards manufactured offshore have been reduced to commodity status and can be purchased in volume at low prices. Our efforts to date have involved discussions with potential hardware vendors, but have not resulted in any decision on specific equipment or integration of such potential equipment with our chosen software. Because of this uncertainty, we have not proceeded with the planned build out of our website, nor have we proceeded with marketing our services.

We continue to pursue opportunities related to GPS positioning, but have shifted our focus from mass markets and fleet management to specialized niche markets such as data monitoring where location is just one of several data points. An example of such devices might include medical monitoring, where data such as blood pressure, heart rate, ecg heart rhythm, altitude, oxygen saturation, and location could be monitored.

We believe that there are benefits to being a reporting company with a class of securities quoted on the OTC Bulletin Board, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

As a reporting company, we may pursue relationships with entities which may have made progress developing the opportunities we seek and which may be open to being acquired by a reporting company. No such entities have been identified at the date hereof, nor have we entered into any discussions with any party about a joint venture or acquisition.  Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we were able to raise a limited amount of capital through the registered offering of our equity stock and through loans from our president, Michael Staples, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we identify a niche technology with attractive market potential through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Our officers and directors continue to provide their labor at no charge.  We do not anticipate hiring any staff during the next 12 months of operation, and will rely on the services of outside contractors for the design, testing, and integration of our equipment and software.

Markets

We continue to believe that there is a substantial market for fleet tracking and fuel management services based on GPS technology; however entrance into the field by very large competitors has forced us to reevaluate our original expectations.

Other GPS applications such as map directions are being built into new vehicles and are ubiquitous on cellular telephones. It has been our observation that many individual consumers are exclusively using their cellular telephones for map directions, even though their vehicles may have a similar function built in.    Parents are able to track their children's' movements through the use of their cellular telephones. Wireless service providers such as AT&T, Verizon, and Sprint offer "Family Locator" packages that allow parents to locate and track all the cell phones on their plans.

The rapidly developing deployment of tracking and mapping services at virtually no incremental cost to consumers has also caused us to reevaluate our original business plan of offering low cost tracking services to families and businesses. We are investigating other opportunities for location services in conjunction with specialized monitoring services where the location is just part of the data being collected remotely.

Competition

In March, 2013, Verizon Wireless network announced their rollout of Networkfleet on their network.  Networkfleet was part of Hughes Telematics, which Verizon acquired the year before.  The system is a fully integrated package of fleet performance including location, engine diagnostics, driver behavior, and traffic alerts, among other parameters.  Large operators such as Networkfleet have the resources to quickly dominate the field of fleet management.

Verizon also partnered with Samsung Telecommunications America and XRS Corp. (NASDAQ: XRSC) on a mobile software product called NXT, an integrated mobile device and software package designed specifically for the trucking industry. The unit uses Verizon's 4G LTE network and works on Samsung's mobile devices.

Another large operator is privately held ARI based in New Jersey. ARI claims to be the largest privately held fleet management services company in the world. We do not know if ARI utilizes its own proprietary software or if it is uses third party software, of which there are many from which to choose.

We have identified 277 suppliers of fleet management software, including that of the above mentioned Networkfleet.  The strength of most of the software hinges of the financial management of assets involved in logistics. We do not believe it is realistic to attempt to compete with even the most rudimentary of these well developed software products and accordingly have abandoned our previous expectations to supply equipment coupled with our own software to fleets.

Most, if not all, of the GPS companies with which we compete for financing have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring GPS customers. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further GPS interests or explore and develop our current or future GPS properties.

We also compete with other smaller GPS companies for financing from a limited number of investors that may be prepared to invest in such companies. The presence of smaller competing GPS companies may impact our ability to raise additional capital in order to fund our development, if investors perceive that investments in our competitors are more attractive based on the merit of their GPS technology or the price of the investment opportunity.

In the face of competition, we may not be successful in completing planning and equipment prototypes before competitors preempt our perceived market opportunities.

Seasonality

The nature of our products and services does not appear to be affected by seasonal variations.

Government Regulations

Our electronic products are subject to regulations governing the emission of radio frequencies. All of the devices that we have investigated carry attestations of compliance with FCC regulations. Before making such devices available to customers, we will seek independent verification that the manufacturers' representations are truthful.

Intellectual Property

We do not currently hold rights to any intellectual property, and have not filed for copyright or trademark protection for our name or services.

Research and Development

Since our inception to the date of this annual report, we have not spent any money on research and development activities. Our President continues to research technology, but since he is not compensated for his activities, nor does he accrue deferred compensation, his service to the Company does not result is any liability.

Environmental Matters

Our operations may be subject to various environmental laws, including laws addressing air and water pollution and management of hazardous substances and wastes.  Substantial noncompliance with applicable environmental laws could have a material adverse effect on our business.  Currently, we do not anticipate material capital expenditures for environmental control facilities.

Our electronic products are subject to laws relating to their chemical and material composition and their energy efficiency.  We are also subject to laws requiring manufacturers to be financially responsible for collection, recovery and recycling of wastes such as batteries from certain electronic products.  Compliance with current environmental laws does not have a material impact on our business, but the impact of future enactment of environmental laws cannot yet be fully determined and could be substantial.

Employees

We are in the early stages of our corporate development and currently have no employees, other than our officers and directors, who serve without remuneration.

ADDITIONAL INFORMATION

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act.  The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.                          Risk Factors

Risks Associated With Our Company.

Our independent auditors have issued an audit opinion for our company, which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

Our auditors have issued a going concern opinion regarding our company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such we may have to cease operations and investors could lose part or all of their investment in our company.

The Global Positioning System (GPS) industry is highly competitive and there is no assurance that we will be successful in developing a niche product and enter the market.

The GPS industry is intensely competitive. Large companies have preempted the field for large scale deployments such as large fleets and airlines. We are a relatively late entry into a mature market for most GPS products. There can be no assurance that we will be able to develop a profitable niche in this market. While we intend to find niche products and services relying on previously unexploited technology, there can be no assurance that we will be successful in this endeavor.

Our products rely on the Global Positioning System.

The Global Positioning System (GPS) is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites.  The U. S. Government is committed to maintenance and improvement of GPS; however if the policy were to change, and GPS were no longer supported by the U.S. Government, or if user fees were imposed, it could have a material adverse effect on our future business, results of operations and financial condition.

We do not yet have clients or customers and we cannot guarantee we will ever have any.  Even if we obtain clients or customers, there is no assurance that we will make a profit.

We have no clients or customers.  We have not identified any clients or customers and we cannot guarantee we will ever have any.  Even if we obtain clients or customers for our services, there is no guarantee that we will develop products and/or services that our clients/customers will want to purchase.  If we are unable to attract enough customers/clients to purchase services (and any products we may develop or sell), it will have a negative effect on our ability to generate sufficient revenue from which we can operate or expand our business.  The lack of sufficient revenues will have a negative effect on the ability of the Company to continue operations and it could force the Company to cease operations.

Because Mr. Michael P. Staples and Mr. Joel Tweeten (our officers and directors) have other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

Because our officers and directors have other outside business activities and are devoting approximately 10-20% of their time to our operations, our operations may be sporadic and occur at times which are inconvenient to Mr. Staples and Mr. Tweeten.  Mr. Staples and Mr. Tweeten will each devote 10 hours per week. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of sales, resulting in little or no profits and eventual closure of the business.

We are dependent upon our current officers.

We currently are managed by two officers, and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run I in the Sky, and the company has no Key Man insurance.  If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

Our business model may require the use of outside personnel, who may not be available when needed.

We may require the service of software programmers. We intend to obtain these services through software outsourcing companies operating in the United States. Software outsourcing companies contract with programmers in countries such as Pakistan, India, Malaysia, China, the Philippines, Israel, Ireland, Mexico, Russia and Chile. These countries offer low costs, well trained personnel with English language capabilities. The services of offshore programmers may be overseen by third party outsourcing companies whose performance is beyond our control. We cannot reliably predict if the services will be available as we need them.

There is a potential security risk using foreign programmers

We will make reasonable efforts to assure that the outsourcing companies have verifiable security procedures in place; however, by outsourcing we face the potential loss of control under which our software is developed. Without programmers of our own, we will rely on the integrity of the outsourcing company to examine source code to assure that there are no potential security risks.

Our controlling stockholders have significant influence over the Company.

As of September 30, 2014, Michael Staples, the Company's Chief Executive Officer and Joel Tweeten the Company's Secretary, collectively own 75.3% of the outstanding common stock.  As a result, Mr. Staples and Mr. Tweeten possess significant influence over our affairs.  Their stock ownership and relationships with members of our board of directors, of which Mr. Staples and Mr. Tweeten are the only two, may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Two investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

Our President and Secretary own a controlling interest in our outstanding common stock.  As a result, they collectively have the ability to control all matters submitted to the stockholders of I in the Sky for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

Moreover, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially and adversely affect the market price of the common stock.

Minority shareholders of I in the Sky will be unable to affect the outcome of stockholder voting as long as Mr. Staples and Mr. Tweeten retain a controlling interest.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only two directors, who are our principal executive officer and secretary. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president's decisions and activities, and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Because we are currently considered a "shell company" within the meaning of Rule 12B-2 pursuant to the Securities Exchange Act of 1934, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.

We are currently considered a "shell company" as that term is defined in Rule 12b-2 pursuant to the Securities Exchange Act of 1934 and Rule 405 pursuant to the Securities Act of 1933, in that we currently have nominal operations and nominal assets other than cash.  Accordingly, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.
 As a result of our classification as a "shell company", our investors are not allowed to rely on the "safe harbor" provisions of Rule 144 promulgated pursuant to the Securities Act of 1933 so as not to be considered underwriters in connection with the sale of securities until one year from the date that we cease to be a "shell company."  Additionally, as a result of our classification a shell company:
•        Investors should consider shares of our common stock to be significantly risky and illiquid investments.
•        We may not register our securities on Form S-8 (an abbreviated form of registration statement).
•         Our ability to attract additional funding to sustain our operations may be limited significantly.

We can provide no assurance or guarantee that we will cease to be a "shell company" and, accordingly, we can provide no assurance or guarantee that there will be a liquid market for our shares.  Accordingly, investors may not be able to sell our shares and lose their investments in the Company.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock." The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

The Commission has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. According to rules of the Commission and the Securities and Exchange Act of 1934, our shares are defined as a "penny stock".  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,
•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Our directors control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our company, our directors have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (58,400,000) shares of common stock. In addition, if a trading market develops for our stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

Inability and unlikelihood to pay dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders. Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable.

Item 1B.              Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.                 Property

Our principal place of business and corporate offices are located at 1315 Fifth Street South, Hopkins MN 55313, and our telephone number is (952) 278-9912. Our President supplies our office space and telephone at no cost to us.

Item 3.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4.                  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTCBB under the symbol "SYYF". Our stock was not eligible to trade until July 2, 2014. There is no established public trading market our common stock.

The following table sets forth the quarterly high and low bid prices for the common stock from July 2, 2014 to September 30, 2014.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2014	$0.025	$0.025

Holders

As of December 15, 2014, there were 53 stockholders of record and an aggregate of 14,600,000 shares of our common stock were issued and outstanding.

The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Description of Securities

The authorized capital stock of our company consists of 74,000,000 of common stock, at $0.001 par value, and 1,000,000 shares of preferred stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended September 30, 2014, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2014.

Item 6.                  Selected Financial Data

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

I in the Sky, Inc. (the "Company"), was incorporated in the State of Nevada on July 15, 2013. We are engaged in the development and sale of GPS devices and integrated software to report location and other data.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

Plan of Operation

We are a development stage entity devoting substantially all of our efforts to establishing a new business for which our planned principal operations have not yet commenced. We believe our current equity at risk is sufficient to finance our current activities.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we decide on the appropriate hardware, integrate the hardware with its software, and effect sales to customers.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from other sources.  Our only other source for cash at this time is investments by others or loans from our shareholders or officers. We have no assurances that such loans will become available upon acceptable terms when the funds are required for our operations.  We must raise cash to implement our project and stay in business. As of September 30, 2014, the Company had $38,691 in cash on hand.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are in our early development and although we have sufficient equity at risk to fund current activities, we have not generated any revenues from operations, and may be unable to fund ongoing activates.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our hardware and software, and possible cost increases due to disruptions in from hardware manufacturers.

To become profitable and competitive, we must conclude the sourcing of our hardware, and complete the integration of the software.  In February and March of 2014 we completed our sale of 2,400,000 shares of common stock at $0.025 per share raising a total of $60,000, which has provided sufficient funding for our current activities. If we are unable to conclude our current product development efforts and begin selling products, we may not generate sufficient cash to fund our ongoing business plan. We do not believe we have sufficient funds to operate our business for the next 12 months.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

If we are unable to complete any phase of our development program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

Results of Operations

We have generated no revenues and have incurred $78,871in expenses since inception (July 15, 2013) through September 30, 2014.

The following table provides selected financial data about our company for the year ended September 30, 2014 and the period ended September 30, 2013.

	As of September 30, 2014	As of September 30, 2013
Cash	$38,691	$-
Total Assets	$38,691	$-
Total Liabilities	$45,362	$13,500
Stockholders' Deficit	$6,671	$13,500

Liquidity and Capital Resources

Working Capital

	Year Ended September 30, 2014	Period Ended September 30, 2013
Current Assets	$38,691	$-
Current Liabilities	$45,362	$13,500
Working Capital Deficiency	$6,671	$13,500

Cash Flows

	Year Ended September 30, 2014	Period Ended September 30, 2013
Cash Flows used in Operating Activities	$(52,171)	$(10,000)
Cash Flows from Investing Activities	$-	-
Cash Flows from Financing Activities	$90,862	$10,000
Net Increase (decrease) in Cash During Period	$38,691	$-

As at September 30, 2014, the Company's cash balance was $38,691 compared to $0 as at September 30, 2013 and our total assets at September 30, 2014 were $38,691 compared with $0 as at September 30, 2013. The increase in cash and total assets was due to issuance of common shares and advances from a related party.

As at September 30, 2014, the Company had total liabilities of $45,862 compared with total liabilities of $13,500 as at September 30, 2013. The increase in total liabilities was primarily attributed to an increase in related party debt.

As at September 30, 2014, the Company had a working capital deficiency of $6,671 compared with working capital deficiency of $13,500 as at September 30, 2013. The increase in working capital was primarily attributed the increase in cash.

Cash Flow from Operating Activities

During the year ended September 30, 2014, the Company used $52,171 in cash from operating activities compared to cash used in operating activities of $10,000 during the period ended September 30, 2013. The increase in cash used for operating activities was attributed to a full year of operations in 2014, which resulted in increased operating and net loss.

Cash Flow from Investing Activities

During the year ended September 30, 2014, the Company used $Nil cash for investing activities compared to cash used in investing activities of $ Nil during the period ended September 30, 2013.

Cash Flow from Financing Activities

During the year ended September 30, 2014, the Company received $90,862 in cash financing activities primarily from proceeds from the issuance of common shares from our offering and advance from a related party compared to cash provided by financing activities of $10,000 for the period ended September 30, 2013 from an advance from a related party.

Our director has verbally agreed to advance funds, on an as-needed basis, to assist in our start-up operations, and to continue limited operations if sufficient funds are not raised from other sources. The director both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised.  While he has agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  As of September 30, 2014, he has advanced $62,500 with $21,638 being repaid, for total owing of $40,862.

During the year ended September 30, 2014, the company issued 2,400,000 shares of common stock at a price of $0.025 per share raising a total of $60,000.  The Company's officers sold the shares and no commissions or fees were paid. From inception until the date of this filing, we have had limited operating activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.                  Financial Statements and Supplementary Data

I IN THE SKY INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF JULY 15, 2013 (INCEPTION) TO SEPTEMBER 30, 2014

Messineo & Co, CPAs, LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
I in the Sky, Inc.
Hopkins MN

We have audited the accompanying balance sheets of I in the Sky, Inc. as of September 30, 2014 and 2013 and the related statement of operations, stockholder's deficit and cash flows for the year ending September 30, 2014 and for the period from July 15, 2013 (date of inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I in the Sky, Inc. as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the year ended September 30, 2014 and for the period from July 15, 2013 (date of inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a losses since inception resulting in an accumulated deficit, has not generated any revenues and may be unable to raise additional capital through equity or other financing necessary to fully implement its' business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co, CPAs LLC
Clearwater, Florida
December 19, 2014

I IN THE SKY INC.
Balance Sheets

	As of September 30,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$38,691	$-
Total current assets	38,691	-

TOTAL ASSETS	$38,691	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$4,500	$3,500
Note payable - related party	40,862	10,000
Total current liabilities	45,362	13,500

TOTAL LIABILITIES	45,362	13,500

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 74,000,000 shares authorized; par value $0.001, 14,600,000 and 12,200,000 shares issued and outstanding, respectively	14,600	12,200
Additional paid-in capital	57,600	-
Accumulated deficit	(78,871)	(25,700)
Total Stockholders' Deficit	(6,671)	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,691	$-

See auditor's report and notes to the audited financial statements.

I IN THE SKY INC.
Statements of Operations

		July 15, 2013
	Year Ended	(Inception) Through
	September 30,	September 30,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	4,945	11,000
Professional fees	48,226	14,700
Total Operating Expenses	53,171	25,700

Net loss from operations	(53,171)	(25,700)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net Loss	$(53,171)	$(25,700)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	13,495,366	7,558,720

See auditor's report and notes to the audited financial statements.

I IN THE SKY INC.
Statement of Stockholders' Deficit
Period From July 15, 2013 (Inception) to September 30, 2014

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)

Balance, September 30, 2013	12,200,000	12,200	-	(25,700)	(13,500)

Shares issued for cash at $0.025 per share	2,400,000	2,400	57,600	-	60,000
Net loss	-	-	-	(53,171)	(53,171)

Balance, September 30, 2014	14,600,000	$14,600	$57,600	$(78,871)	$(6,671)

See auditor's report and notes to the audited financial statements.

I IN THE SKY INC.
Statements of Cash Flows

		July 15, 2013
	Year Ended	(Inception) Through
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,171)	$(25,700)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation expense	-	12,200
Changes in operating activities:
Accounts payable and accrued liabilities	1,000	3,500
Net cash used in operating activities	(52,171)	(10,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	52,500	10,000
Net payments to related party	(21,638)	-
Commons shares issued for cash	60,000	-
Net Cash Provided by Financing Activities	90,862	10,000

Net decrease in cash and cash equivalents	38,691	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	38,691	-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$-	$12,200

See auditor's report and notes to the audited financial statements.

I IN THE SKY INC.
Notes to the Audited Financial Statements
September 30, 2014 and 2013

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

I IN THE SKY INC. (the "Company") is a Nevada corporation incorporated on July 15, 2013.  It is based in Hopkins, MN, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

The Company intends to manufacture and market low cost GPS tracking devices and software to businesses and families. To date, the Company's activities have been limited to its formation and the raising of equity capital.

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
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $38,691 and $0 in cash and cash equivalents as of September 30, 2014 and 2013, respectively.

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

The following table sets forth the computation of basic earnings per share, for the year September 30, 2014 and the period ended September 30, 2013:

	Year Ended September 30, 2014	July 15, 2013 (Inception) Through September 30, 2013
Net loss	$(53,171)	$(25,700)

Weighted average common shares issued and outstanding (Basic and Diluted)	13,495,366	7,558,720

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the year ended September 30, 2014 and the period ended September 30, 2013.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of September 30, 2014 and 2013.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2014, the Company has a loss from operations of $53,171 an accumulated deficit of $78,871 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

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

Since inception (July 15, 2013) to September 30, 2014, the Company has issued a total of 14,600,000 common shares for cash of $60,000 and services of $12,200, as follows:

•	On August 12, 2013, the Company issued to its founders 11,000,000 shares of common stock at $0.001 per share for services valued at $11,000.

•	On August 29, 2013, the Company issued to consultants 1,200,000 shares of common stock at $0.001 per share for services valued at $1,200.

•	Pursuant to its registration statement, the Company issued 2,400,000 shares of common stock at $0.025 per share for cash of $60,000. The Company closed its offering on April 1, 2014.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2014	September 30, 2013
Income tax expense at statutory rate	$(18,100)	$(8,700)
Valuation allowance	18,100	8,700
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2014	September 30, 2013
NOL Carryover	$26,800	$8,700
Valuation allowance	(26,800)	(8,700)
Net deferred tax asset	$-	$-

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $78,871 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

The Company has not taken any uncertain tax positions, however, has open tax years subject to audit by the Internal Revenue Services, for the years beginning in 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

Equity

On August 12, 2013, the Company issued 12,200,000 shares of its common stock to officers at $0.001 per share for services totaling $12,200.

Note Payable

During the year ended September 30, 2014, an officer and director advanced the Company $52,500 for operating expenses and received payments in return of those advances of $21,638 resulting in a net advance of $30,862 for the year.  These advances have been formalized by non-interest bearing demand notes. As of September 30, 2014 and 2013, the Company was obligated to this director, who is also a stockholder, for a balance of $40,862 and 10,000, respectively. The Company plans to pay the loan back as cash flows become available.

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

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of September 30, 2014.

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

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in "Management's Report on Internal Control over Financial Reporting," our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2014 due to the existence of the material weaknesses as of September 30, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company's limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company's management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company's business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Item 9B.                  Other Information

None.
PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Michael Staples 1315 5th Street South Hopkins MN 55313	66	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer, and Director

Joel Tweeten 1315 5th Street South Hopkins MN 55313	59	Secretary and Director

Michael Staples has held the position of Director since July 15, 2013, and the positions of President, CEO, CFO, and treasurer since July 17, 2013.  Joel Tweeten has held the position of Director since July 15, 2013, and the position of secretary since July 17, 2013.  The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders.  The officers and directors set forth herein are our only officers, directors, promoters and control persons, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Staples

Mr. Staples is the founder, President, and CEO of Braxton Hancock & Sons, Inc., ("Braxton"), a private construction company located in Hopkins, Minnesota.  He founded the company in 1980 and has been its President, CEO, and controlling shareholder since its founding.

Joel Tweeten

For the past five years, Mr. Tweeten has been employed by Braxton.  He is also the President and CEO of Able Executive Management Services, Inc. ("Able"), a privately held accounting, payroll, and administration company based in Minneapolis, Minnesota.  Braxton is a client of Able.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended September 30, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: I In The Sky Inc., 1315 5th Street South, Hopkins, MN  55313.

Board Meetings

Our board of directors currently consists of Messrs. Michael Staples and Joel Tweeten. The board held no formal meetings during the year ended September 30, 2014. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

 Corporate Governance & Board Independence

Our Board of Directors consists of two directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee  were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary.  Our board of directors does not believe that it is necessary to have such committees at the early stage of the company's development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board's Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our officers are also our only directors, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairman.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials, as the Company's Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Lin's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company's relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company's risks.

Involvement in Certain Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

Neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Item 11.                  Executive Compensation

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the "Named Executive Officers"). The tables set forth below reflect the compensation of the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Staples(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 10,000(3)	Nil Nil
Joel Tweeten(2) Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 1,000(3)	Nil Nil

(1)	Mr. Staples was appointed as a Director on July 15, 2013, and as President, Chief Executive Officer, Chief Financial Officer, and Treasurer of the company on July 17, 2013. Mr. Staples

(2)	Mr. Tweeten was appointed as a Director on July 15, 2013, and as Secretary of the company on July 17, 2013.

(3)	Mr. Staples received 10,000,000 shares for compensation of $10,000, and Mr. Tweeten received 1,000,000 shares for compensation of $1,000 for services rendered.

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended September 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended September 30, 2014.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2014, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 15, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)
Michael Staples 1315 5th Street South, Hopkins, MN 55313	10,000,000 Common Shares	68.5%

Joel Tweeten 1315 5th Street South, Hopkins, MN 55313	1,000,000 Common Shares	6.8%

Directors and Executive Officers as a Group (2 people)	11,000,000 common shares	75.3%
(1)   The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.
(2)   Each shareholder owns his shares directly.
(3)   Based on 14,600,000shares issued and outstanding as of December 15, 2014.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

On August 12, 2013, 10,000,000 shares of I IN THE SKY's common stock were issued to Michael Staples, an officer of the Company, at the price of $0.001 per share for services valued at $10,000.  On August 12, 2013, 1,000,000 shares of I IN THE SKY's common stock were issued to Joel Tweeten, an officer and director of the Company, at a price of $0.001 per share for services valued at $1,000.

Shareholder loan

Since inception (July 15, 2013) through to September 30, 2014, Mr. Staples advanced the Company $62,500 for operating expenses and received payments in return of those advances of $21,638 resulting in a net advance of $40,862.  These advances have been formalized by non-interest bearing demand notes. Mr. Staples and Mr. Tweeten are founders, and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14.                  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2014 and the period ended September 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2014 ($)	Period Ended September 30, 2013 ($)
Audit Fees (1)	9,000	3,500
Audit Related Fees (2)	0	0
Tax Fees (3)	500	0
All Other Fees (4)	0	0
Total	9,500	3,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on November 12, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on November 12, 2013)
(10)	Material Contracts
10.1	Subscription Agreement (incorporated by reference to exhibit 99.1 in our Registration Statement on Form S-1 filed on November 12, 2013)
10.2	Informal Agreement with Company Officer (incorporated by reference to exhibit 99.2 in our Amended Registration Statement on Form S-1/A filed on February 5, 2014)
(14)	Code of Ethics
14.1*	Code of Ethics
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data File
101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

I IN THE SKY, INC.
(Registrant)

Dated: December 19, 2014	/s/ Michael Staples
Michael Staples
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 19, 2014	/s/ Michael Staples
Michael Staples
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Dated: December 19, 2014	/s/ Joel Tweeten
Joel Tweeten
Secretary and Director