Form 10-Q
period 2014-12-31
I IN THE SKY INC.
filed 2015-02-06
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of January 31, 2015 there were 14,600,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

I IN THE SKY INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements.

I IN THE SKY INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2014

I IN THE SKY INC.
Balance Sheets

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$32,956	$38,691
Total current assets	32,956	38,691

TOTAL ASSETS	$32,956	$38,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$4,500
Note payable - related party	40,862	40,862
Total current liabilities	42,362	45,362

TOTAL LIABILITIES	42,362	45,362

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 74,000,000 shares authorized; par value $0.001, 14,600,000 shares issued and outstanding	14,600	14,600
Additional paid-in capital	57,600	57,600
Accumulated deficit	(81,606	(78,871)
Total Stockholders' Deficit	(9,406	(6,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,956	$38,691

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	81	126
Professional fees	2,654	16,348
Total Operating Expenses	2,735	16,474

Net loss from operations	(2,735)	(16,474)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net Loss	$(2,735)	$(16,474)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	14,600,000	12,200,000

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
Statement of Stockholders' Deficit
For the Three Months Ended December 31, 2014
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2014	14,600,000	$14,600	$57,600	$(78,871)	$(6,671)

Net loss				(2,735)	(2,735)
Balance, December 31, 2014	14,600,000	$14,600	$57,600	$(81,606)	$(9,406)

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,735)	$(16,474)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation expense	-	-
Changes in operating activities:
Prepaid expenses	-	(935)
Accounts payable and accrued liabilities	(3,000)	(2,000)
Net cash used in operating activities	(5,735)	(19,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	24,500
Net payments to related party	-	-
Commons shares issued for cash	-	-
Net Cash Provided by Financing Activities	-	24,500

Net decrease in cash and cash equivalents	(5,735)	5,091

Cash and cash equivalents, beginning of period	38,691	-

Cash and cash equivalents, end of period	32,956	5,091

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

I IN THE SKY INC.
Notes to the Interim Financial Statements
December 31, 2014
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
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $32,956 and $38,691 in cash and cash equivalents as of December 31, 2014 and September 30, 2014, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Net loss	$(2,735)	$(16,474)

Weighted average common shares issued and outstanding (Basic and Diluted)	14,600,000	12,200,000

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the period ending December 31, 2014.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2014.

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

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2014, the Company has a loss from operations of $2,735 an accumulated deficit of $81,606 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

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

Since inception (July 15, 2013) to December 31, 2014, the Company has issued a total of 14,600,000 common shares for cash of $60,000 and services of $12,200, as follows:

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2014	September 30, 2014
Income tax expense at statutory rate	$(930)	$(18,100)
Valuation allowance	930	18,100
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2014	September 30, 2014
NOL Carryover	$27,746	$26,800
Valuation allowance	(27,746)	(26,800)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $81,606 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 -  RELATED PARTY TRANSACTIONS

Equity

On August 12, 2013, the Company issued 11,000,000 shares of its common stock to officers at $0.001 per share for services totaling $11,000.

Note Payable

As of December 31, 2014 and September 30, 2014, the Company was obligated to this director, who is also a stockholder, for this non-interest bearing demand loan with a balance of $40,862. The Company plans to pay the loan back as cash flows become available.

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

NOTE 7 –  COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table provides selected financial data about our company as of December 31, 2014, and September 30, 2014.

Balance Sheet Date	December 31, 2014	September 30, 2014

Cash	$32,956	$38,691
Total Assets	$32,956	$38,691
Total Liabilities	$42,362	$45,362
Stockholders' Deficit	$(9,406)	$(6,671)

We have generated no revenues since inception (July 15, 2013), and have incurred $1,235 in expenses for the three months period ended December 31, 2014.

For the Three Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,
	2014	2013

Revenue	$-	$-
Operating Expenses:
General and administrative	81	126
Professional fees	2,654	16,348
Total Operating Expenses	2,735	16,474
Operating loss	(2,735)	(16,474)
Other income and expenses	-	-
Net loss	$(2,735)	$(16,474)

General and administrative expenses relate to our office and general expenses.  Our professional fees relate to fees for legal, accounting, transfer agent and consultants.  Our professional fees were $2,654 for the three months ended December 31, 2014 as compared to $16,348 for the three months ended December 31, 2013.  We incurred professional fees in the first quarter due to a $10,000 payment for consulting fees and legal fees for our recent S-1 Registration Statement for the three months December 31, 2013.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of December, 2014 and September 30, 2014.

	December 31, 2014	September 30, 2014

Current Assets	$32,956	$38,961
Current Liabilities	$42,362	$45,362
Working Capital (Deficiency)	$(9,406)	$(6,671)

Our working capital increased as of December 31, 2014 as compared to September 30, 2014 due to closing of our S-1 Registration Statement.

Cash Flows

	For the Three Months Ended December 31,
	2014	2013

Cash Flows Used in Operating Activities	$(5,735)	$(19,409)
Cash Flows Provided by (Used in) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$-	$24,500
Net Increase in Cash During Period	$(5,735)	$5,091

Cash Flows from Operating Activities

During the three month period ended December 31, 2014, cash used in operating activities was $5,735. The use in cash used in operating activities was attributed to net loss and payment of the accounts payable.

Cash Flows from Investing Activities

From inception (July 15, 2013) through December 31, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

For the three months period ended December 31, 2014 we did not use any cash for financing activities. For the three month period ended December 31, 2013, we generated $24,500 from financing activities from an officer of the Company.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

I IN THE SKY INC.
(Registrant)

Dated: February 5, 2015	/s/ Michael Staples
Michael Staples
President
(Principal Executive Officer)