Form 10-Q/A
period 2014-12-31
I IN THE SKY INC.
filed 2015-02-09
CIK 1590565

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

Explanatory Note

We filed our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 on February 6, 2015 (the "Original Filing").  The Original Filing omitted Exhibit 101, comprising certain financial from the Original Filing formatted in Extensible Business Reporting Language (XBRL).  This Amendment No. 1 is filed to include Exhibit 101.

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

I IN THE SKY INC.
(Registrant)

Dated: February 6, 2015	/s/ Michael Staples
Michael Staples
President
(Principal Executive Officer)