Form 10-Q
period 2015-03-31
I IN THE SKY INC.
filed 2015-05-06
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 6, 2015 there were 14,600,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

I IN THE SKY INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

I IN THE SKY INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2015
(UNAUDITED)

I IN THE SKY INC.
Interim Balance Sheets

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$30,494	$38,691
Total current assets	30,494	38,691

TOTAL ASSETS	$30,494	$38,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$4,500
Note payable - related party	40,862	40,862
Total current liabilities	42,362	45,362

TOTAL LIABILITIES	42,362	45,362

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 74,000,000 shares authorized; par value $0.001, 14,600,000 shares issued and outstanding	14,600	14,600
Additional paid-in capital	57,600	57,600
Accumulated deficit	(84,068)	(78,871)
Total Stockholders' Deficit	(11,868)	(6,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,494	$38,691

The accompanying notes to the financial statements are an integral part of these unaudited statements.

I IN THE SKY INC.
Interim Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	81	3,188	162	3,314
Professional fees	2,381	4,476	5,035	20,824
Total Operating Expenses	2,462	7,664	5,197	24,138

Net loss from operations	(2,462)	(7,664)	(5,197)	(24,138)

Other Income and Expense	-	-	-	-

Provision for income taxes	-	-	-	-
Net Loss	$(2,462)	$(7,664)	$(5,197)	$(24,138)

Basic loss per share	(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	$14,600,000	$12,573,579	14,600,000	12,384,707

The accompanying notes to the financial statements are an integral part of these unaudited statements.

I IN THE SKY INC.
Interim Statement of Stockholders' Deficit
For the Period Ended March 31, 2015
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2013	12,200,000	$12,200	$-	$(25,700)	$(13,500)

Shares issued for cash at $0.025 per share	2,400,000	2,400	57,600	-	60,000
Net loss	-	-	-	(53,171)	(53,171)

Balance, September 30, 2014	14,600,000	14,600	57,600	(78,871)	(6,671)

Net loss				(5,197)	(5,197)
Balance, March 31, 2015	14,600,000	$14,600	$57,600	$(84,068)	$(11,868)

The accompanying notes to the financial statements are an integral part of these unaudited statements.

I IN THE SKY INC.
Interim Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,197)	$(24,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation expense	-	-
Changes in operating activities:
Prepaid expenses	-	(35)
Accounts payable and accrued liabilities	(3,000)	(2,000)
Net cash used in operating activities	(8,197)	(26,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	52,500
Net payments to related party	-	(21,638)
Commons shares issued for cash	-	60,000
Net Cash Provided by Financing Activities	-	90,862

Net increase (decrease) in cash and cash equivalents	(8,197)	64,689

Cash and cash equivalents, beginning of period	38,691	-

Cash and cash equivalents, end of period	30,494	64,689

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these unaudited statements.

I IN THE SKY INC.
Notes to the Interim Financial Statements
March 31, 2015
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $30,494 and $38,691 in cash and cash equivalents as of March 31, 2015 and September 30, 2014, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(2,462)	$(7,664)	$(5,197)	$(24,138)

Weighted average common shares issued and outstanding (Basic and Diluted)	14,600,000	12,573,579	14,600,000	12,384,707

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the period ending March 31, 2015.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2015.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2015, the Company has a loss from operations of $5,197 an accumulated deficit of $84,068 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

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

Since inception (July 15, 2013) to March 31, 2015, the Company has issued a total of 14,600,000 common shares for cash of $60,000 and services of $12,200, as follows:

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31, 2015	September 30, 2014
Income tax expense at statutory rate	$(1,800)	$(18,100)
Valuation allowance	1,800	18,100
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2015	September 30, 2014
NOL Carryover	$28,600	$26,800
Valuation allowance	(28,600)	(26,800)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $84,068 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Income taxes for the years ended September 30, 2014 and 2013 remain subject to examination.

NOTE 6 -  RELATED PARTY TRANSACTIONS

Equity

On August 12, 2013, the Company issued 11,000,000 shares of its common stock to officers at $0.001 per share for services totaling $11,000.

Note Payable

As of March 31, 2015 and September 30, 2014, the Company was obligated to a director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $40,862. The Company plans to pay the loan back as cash flows become available.

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

NOTE 7 –  COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of March 31, 2015.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on December 19, 2014.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Description of Business

We are a start-up, development-stage company and have not yet generated or realized any revenues from our business operations. At the time of our annual report for our fiscal year ended September 30, 2014 we disclosed that we had become aware of large entrants into the field of GPS technology, which forced us to reevaluate our expectations of market opportunities. GPS applications such as map directions are being built into new vehicles and are ubiquitous on cellular telephones. It has been our observation that some individual consumers are exclusively using their cellular telephones for map directions, even though their vehicles may have a similar function built in. Parents are able to track their children's' movements through the use of their cellular telephones. Wireless service providers such as AT&T, Verizon, and Sprint offer "Family Locator" packages that allow parents to locate and track all the cell phones on their plans.

The rapidly developing deployment of tracking and mapping services at virtually no incremental cost to consumers has caused us to reevaluate our original business plan of offering low cost tracking services to families and businesses. We sought to find niche markets such as data monitoring where location is just one of several data points.  Apple Inc. recently introduced a wristwatch with heart rate and accelerometer monitoring capabilities integrated with their iPhone.  In the face of such formidable competition in location and biological data monitoring services, we have ceased pursuing our plans to seek opportunities in such markets. We are currently seeking new business opportunities with established business entities to effect a business combination with our company.

We have not yet entered into any definitive agreements for potential new business opportunities. There can be no assurance that we will be able to identify an appropriate business opportunity or acquire the financing necessary to enable us to pursue a transaction if an appropriate opportunity is identified. If such an opportunity is identified, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of a business combination, resign and be replaced by one or more new officers and directors.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated. Our only other source for cash at this time is investments by others and loans from an officer and director. On February 13, 2013, our registration statement became effective for the Offering ("the Offering") for sale of our common shares. On April 1, 2014, the Company closed its Offering and will not sell any additional shares under that Prospectus.  The Company sold 2,400,000 shares under the Prospectus, raising a total of $60,000.  At March 31, 2015, we had cash and cash equivalents on hand of $30,494.

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

The following table provides selected financial data about our company as of March 31, 2015, and September 30, 2014.

	March 31, 2015	September 30, 2014

Cash	$30,494	$38,691
Total Assets	$30,494	$38,691
Total Liabilities	$42,362	$45,362
Stockholders' Deficit	$(11,868)	$(6,671)

We have generated no revenues since inception (July 15, 2013), and have incurred $84,068 in expenses through March 31, 2015.

For the Three and Six Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Operating Expenses:
General and administrative	$81	$3,188	$162	$3,314
Professional fees	2,381	4,476	5,035	20,824
Total Operating Expenses	2,462	7,664	5,197	24,138
Operating loss	(2,462)	(7,664)	(5,197)	(24,138)
Other income and expenses	-	-	-	-
Net loss	$(2,462)	$(7,664)	$(5,197)	$(24,138)

General and administrative expenses relate to our office and general expenses. Our general and administrative fees were $81 for the three months ended March 31, 2015, a decreased of $3,107 from the same period in 2014, due to traveling expenses of approximately $3,000 incurred in 2014.  Our general and administrative fees were $162 for the six months ended March 31, 2015, a decreased of $3,152 from the same period in 2014, primarily due to traveling expenses of approximately $3,000 incurred in 2014.

Our professional fees relate to fees for legal, accounting, transfer agent and consultants.  Our professional fees were $2,381 for the three months ended March 31, 2015 as compared to $4,476 for the same period in 2014, due to additional legal and filing fees in 2014 for our S-1 Registration Statement. Our professional fees were $5,035 for the six months ended March 31, 2015 as compared to $20,824 for the same period in 2014, due to a $10,000 payment for consulting fees and additional legal and filing fees for our S-1 Registration Statement in 2014.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of March 31, 2015, and September 30, 2014.

	At March 31, 2015	At September 30, 2014	Change
Current Assets	$30,494	$38,691	$(8,197)
Current Liabilities	$42,362	$45,362	$(3,000)
Working Capital Deficiency	$(11,868)	$(6,671)	$5,197

Our working capital deficiency increased as of March 31, 2015 as compared to September 30, 2014, by $5,197 due to cash used of $8,197 and our accounts payable and accrued liabilities reducing by $3,000.

Cash Flows

	For the Six Months Ended March 31,
	2015	2014

Cash Flows Used in Operating Activities	$(8,197)	$(26,173)
Cash Flows Provided by (Used in) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$-	$90,862
Net Increase in Cash During Period	$(8,197)	$64,689

Cash Flows from Operating Activities

During the six month period ended March 31, 2015, cash used in operating activities was $8,197. The cash used in operating activities was attributed to a net loss of $5,197 and payments of $3,000 for accounts payable.

Cash Flows from Investing Activities

From inception (July 15, 2013) through March 31, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

For the six month period ended March 31, 2015 we did not generate cash from financing activities. For the six month period ended March 31, 2014, we generated $90,862 from financing activities, $30,862 as loans from an officer of the Company and $60,000 from the sale of our common shares to unaffiliated investors under our Prospectus.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with his review of our financial statements as of March 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

I IN THE SKY INC.
(Registrant)

Dated: May 6, 2015	/s/ Michael Staples
Michael Staples
President
(Principal Executive Officer)