Form 10-Q
period 2015-06-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2015-07-31
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-192272

ASIA EQUITY EXCHANGE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3366428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1705, Dongfang Science and Technology Mansion, Nanshan District, Shenzhen, China 518000
(Address of principal executive offices)

+86 137 234 93273
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

As of July 27, 2015 there were 146,000,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

ASIA EQUITY EXCHANGE GROUP, INC.
(formerly I IN THE SKY, INC.)

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

ASIA EQUITY EXCHANGE GROUP, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015
(UNAUDITED)

ASIA EQUITY EXCHANGE GROUP, INC.
(Formerly I IN THE SKY INC.)
Interim Balance Sheets

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$15,117	$38,691
Prepaid expenses	8,333	-
Total current assets	23,450	38,691

TOTAL ASSETS	$23,450	$38,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$24,290	$4,500
Note payable - related party	40,862	40,862
Total current liabilities	65,152	45,362

TOTAL LIABILITIES	65,152	45,362

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized; par value $0.001, 146,000,000 shares issued and outstanding	146,000	146,000
Capital deficiency	(73,800)	(73,800)
Accumulated deficit	(113,902)	(78,871)
Total Stockholders' Deficit	(41,702)	(6,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,450	$38,691

Note:  all shares presented have been retroactively adjusted for the effect of a 10 for 1 forward stock split, approved by our Board of Directors on July 8, 2015.

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.
(Formerly I IN THE SKY INC.)
Interim Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	161	1,553	323	4,867
Professional fees	29,673	4,821	34,708	25,645
Total Operating Expenses	29,834	6,374	35,031	30,512

Net loss from operations	(29,834)	(6,374)	(35,031)	(30,512)

Other Income and Expense	-	-	-	-

Provision for income taxes	-	-	-	-
Net Loss	$(29,834)	$(6,374)	$(35,031)	$(30,512)

Basic loss per share	(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	$146,000,000	$146,000,000	146,000,000	131,231,844

Note:  all shares presented have been retroactively adjusted for the effect of a 10 for 1 forward stock split, approved by our Board of Directors on July 8, 2015.

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.
(Formerly I IN THE SKY INC.)
Interim Statement of Stockholders' Deficit
For the Period Ended June 30, 2015
(Unaudited)

	Common Stock		Capital	Accumulated	Total Stockholders'
	Number of Shares	Amount	Deficiency	Deficit	Deficit

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders' shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)

Balance - September 30, 2013	122,000,000	$122,000	$(109,800)	$(25,700)	$(13,500)

Shares issued for cash at $0.025 per share	24,000,000	24,000	36,000	-	60,000
Net loss	-	-	-	(53,171)	(53,171)

Balance - September 30, 2014	146,000,000	146,000	(73,800)	(78,871)	(6,671)

Net loss				(35,031)	(35,031)
Balance - June 30, 2015	146,000,000	$146,000	$(73,800)	$(113,902)	$(41,702)

Note:  all shares presented have been retroactively adjusted for the effect of a 10 for 1 forward stock split, approved by our Board of Directors on July 8, 2015.

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Interim Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,031)	$(30,512)
Changes in operating activities:
Prepaid expenses	(8,333)	-
Accounts payable and accrued liabilities	19,790	(2,000)
Net cash used in operating activities	(23,574)	(32,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	52,500
Net payments to related party	-	(21,638)
Commons shares issued for cash	-	60,000
Net Cash Provided by Financing Activities	-	90,862

Net increase (decrease) in cash and cash equivalents	(23,574)	58,350

Cash and cash equivalents, beginning of period	38,691	-

Cash and cash equivalents, end of period	15,117	58,350

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.
Notes to the Interim Financial Statements
June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Asia Equity Exchange Group, Inc. (formerly I in the Sky, Inc.) is a Nevada corporation incorporated on July 15, 2013.  It is based in Shenzhen, China.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

The Company intends to develop products and systems to improve the availability of information and transparency in Chinese equity markets.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $15,117 and $38,691 in cash and cash equivalents as of June 30, 2015 and September 30, 2014, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(29,834)	$(6,374)	$(35,031)	$(30,512)

Weighted average common shares issued and outstanding (Basic and Diluted)	146,000,000	146,000,000	146,000,000	131,231,844

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014.

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the period ending June 30, 2015.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of June 30, 2015.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2015, the Company has a loss from operations of $35,031 an accumulated deficit of $113,902 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

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

Common Stock

Effective July 22, 2015, the Company increased the number of authorized shares to 3,000,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On July 8, 2015, the Company approved a 10 for 1 forward split of its common stock, under which each shareholder of record will receive nine (9) additional new shares of the Corporation's $0.001 par value stock for every one (1) old share outstanding.   All shares presented have been retroactively adjusted for the forward share split.

Since inception (July 15, 2013) to June 30, 2015, the Company has issued a total of 146,000,000 common shares (post-split) for cash of $60,000 and services of $12,200, as follows:

•	On August 12, 2013, the Company issued to its founders 110,000,000 shares of common stock at approximately $0.0001 per share, for services valued at $11,000.

•	On August 29, 2013, the Company issued to consultants 12,000,000 shares of common stock at approximately $0.0001 per share, for services valued at $1,200.

•	During March 2014, the Company issued 24,000,000 shares of common stock at approximately $0.0028 per share, for cash of $60,000.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	June 30,	June 30,
	2015	2014
Income tax expense at statutory rate	$(11,911)	$(10,374)
Valuation allowance	11,911	10,374
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30,	September 30,
	2015	2014
NOL Carryover	$38,711	$26,800
Valuation allowance	(38,711)	(26,800)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $113,902 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Income taxes for the years ended September 30, 2014 and 2013 remain subject to examination.

NOTE 6 - RELATED PARTY TRANSACTIONS

Equity

On August 12, 2013, the Company issued 110,000,000 shares of its common stock to founders for services totaling $11,000.

Note Payable

As of June 30, 2015 and September 30, 2014, the Company was obligated to a director, for this non-interest bearing demand loan with a balance of $40,862. The Company plans to pay the loan back as cash flows become available.

Accounts Payable

As of June 30, 2015, the Company was obligated to a Company owned by a director, for professional fees totaling $20,000.  This fee was subsequently paid in July 2015.

Other

The controlling shareholders have pledged their support to fund continuing operations during the development stage; however there is no written commitment to this effect.  The Company is dependent upon the continued support.

Officers and directors of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face conflicts in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. Office space used by the Company will be arranged by the officers of the Company to use at no charge, although there is no written agreement obligating them to do so.

The Company does not have employment contracts with its officers and directors of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of June 30, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Effective July 6, 2015, the Board of Directors accepted the resignations of Michael Staples as President, CEO, CFO and Treasurer, and Joel Tweeten as Secretary.  Mr. Staples and Mr. Tweeten will retain their positions as Directors.  The Board of Directors appointed Liu Jun as President, Chief Executive Officer, Secretary and to the Board of Directors, effective immediately.  The Board of Directors appointed Peng Toa as Chief Technical Officer and to the Board of Directors, effective immediately.

On July 8, 2015, the Company approved the change of the Company name and a change of the fiscal year end from September 30 to December 31. For disclosure purposes, the Company is presenting these financial statements based on the historical year end of September 30.

On July 22, 2015 the Board of Directors increased the authorized common shares of the Company to 3,000,000,000.  Additionally, on this date, the Board of Directors declared a forward stock split of 10 for 1 of its common shares. All shares presented have been retroactively adjusted for the effect of a 10 for 1 forward stock split.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no additional events have occurred that require disclosure.

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

All references in this Form 10-Q to the "Company," "Asia Equity," "we," "us," or "our" are to Asia Equity Exchange Group, Inc.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Description of Business

We are a development-stage company and have not yet generated or realized any revenues from our business operations. Effective July 6, 2015, the Board of Directors accepted the resignations of Michael Staples, as President, CEO, CFO and Treasurer, and Joel Tweeten as Secretary.  Mr. Staples and Mr. Tweeten retain their positions as Directors.  The Board of Directors appointed Liu Jun as President, Chief Executive Officer, Secretary and Director, and appointed Peng Toa as Chief Technical Officer and Director.

With the appointment of Liu Jun and Peng Toa as officers and directors, we intend to focus on business opportunities in Asia in the financial services sector.  We believe that Chinese equities are subject to speculation by uninformed small investors. We intend to develop products and systems to improve the availability of information and transparency in Chinese equity markets.

It is our expectation that the government will provide a legal and regulatory environment that will enhance demand for our services.  However, unless and until our services are fully developed and implemented, we caution potential and actual shareholders of our common stock that there is insufficient public information available upon which to make an informed decision about the value of our stock. There can be no assurance that we will be successful in developing profitable services and systems, and we expect strong competition from other companies offering similar services.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated. Our only other source for cash at this time is investments by others and loans from a director, who is a former officer of the Company. On February 13, 2013, our registration statement became effective for the Offering ("the Offering") for sale of our common shares. On April 1, 2014, the Company closed its Offering and will not sell any additional shares under that Prospectus.  The Company sold 24,000,000 shares under the Prospectus, raising a total of $60,000.  At June 30, 2015, we had cash and cash equivalents on hand of $15,117

Results of Operations

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

The following table provides selected financial data about our company as of June 30, 2015, and September 30, 2014.

	June 30,	September 30,
	2015	2014
Cash	$15,117	$38,691
Total Assets	$23,450	$38,691
Total Liabilities	$65,152	$45,362
Stockholders' Deficit	$(41,702)	$(6,671)

We have generated no revenues since inception (July 15, 2013), and have incurred $113,902 in expenses through June 30, 2015.

For the Three and Nine Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Operating Expenses:
General and administrative	$161	$1,553	$323	$4,867
Professional fees	29,673	4,821	34,708	25,645
Total Operating Expenses	29,834	6,374	35,031	30,512
Operating loss	(29,834)	(6,374)	(35,031)	(30,512)
Other income and expenses	-	-	-	-
Net loss	$(29,834)	$(6,374)	$(35,031)	$(30,512)

General and administrative expenses relate to our office and general expenses. Our general and administrative fees were $161 for the three months ended June 30, 2015 a decreased of $1,392 from the same period in 2014, primarily due to traveling expenses of approximately $825 and higher office expenses incurred in 2014.  Our general and administrative fees were $323 for the nine months ended June 30, 2015 a decreased of $4,544 from the same period in 2014, primarily due to traveling expenses of approximately $3,800 and higher office expenses incurred in 2014.

Our professional fees relate to fees for legal, accounting, transfer agent and consultants.  Our professional fees were $29,673 for the three months ended June 30, 2015 as compared to $4,821 for the same period in 2014, due to an accrual of $20,000 to a company owned by a director of the Company for professional fees and a $2,500 application fee paid in 2015 to the OTC Markets. Our professional fees were $34,708 for the nine months ended June 30, 2015, an increase of $9,063 as compared to $25,645 for the same period in 2014, due to an increase in consulting fees paid in 2015. On June 30, 2015, $20,000 fee was accrued, to an accounting services firm owned by a director of the Company, whereas in 2014 a $10,000 consulting fee was paid to an independent company.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of June 30, 2015 and September 30, 2014.

	At June 30, 2015	At September 30, 2014	Change
Current Assets	$23,450	$38,691	$(15,241)
Current Liabilities	$65,152	$45,362	$19,790
Working Capital Deficiency	$(41,702)	$(6,671)	$(35,031)

Our working capital deficiency increased as of June 30, 2015 as compared to September 30, 2014, by $35,031 due to cash used of $15,241 and our accounts payable and accrued liabilities increasing by $19,790.  Our accounts payable increase primarily due to a $20,000 consulting fee accured to a company controlled by a director..

Cash Flows

	For the Nine Months Ended June 30,
	2015	2014

Cash Flows Used in Operating Activities	$(23,574)	$(26,173)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	90,862
Net Increase in Cash During Period	$(23,574)	$64,689

Cash Flows from Operating Activities

During the nine month period ended June 30, 2015, cash used in operating activities was $23,574, as compared to $26,173 for the same period in 2014.

Cash Flows from Investing Activities

From inception (July 15, 2013) through June 30, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

For the nine month period ended June 30 2015 we did not generate cash from financing activities. For the nine month period ended June 30, 2014, we generated $90,862 from financing activities, $30,862 as loans from an officer of the Company and $60,000 from the sale of our common shares to unaffiliated investors under our Prospectus.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with his review of our financial statements as of June 30, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

On or about June 30, 2015, Liu Jun purchased 4,446,000 shares of our common stock from the then existing officers for the price of $0.01 per share.  On or about June 30, 2015, our previous officers sold their remaining shares of common stock to four (4) other unaffiliated shareholders for the purchase price of $0.01 per share.  Our previous officers no longer have any shareholdings in the Company.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on July 14, 2013	S-1	3.1	11/12/2013
3.2	By-Laws of Registrant.	S-1	3.2	11/12/2013
3.3	Certificate of Amendment to the Articles of Incorporation, as filed with the Nevada Secretary of State on July 22, 2015	8-K	3.1	07/22/2015
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ASIA EQUITY EXCHANGE GROUP, INC.
(Registrant)

Dated: July 31, 2015	/s/ Liu Jun
Liu Jun
President
(Principal Executive Officer)