Form 10-K
period 2015-09-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2016-01-11
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number: 333-192272

ASIA EQUITY EXCHANGE GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3366428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1507, 15/F., Convention Plaza-Office Tower, 1 Harbor Road, Wanchai, Hong Kong	980000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+852 3188 2285)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X] No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2015, was $365,000 based on the price of $0.025, being the price of the last private placement completed by our company.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,146,000,000 as of January 11, 2016

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this annual report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “Company”, “Asia Equity,” “we,” “us” or “our” mean Asia Equity Exchange Group Inc. unless otherwise indicated.

Item 1. Business

Corporate Overview

We were incorporated in the State of Nevada on July 15, 2013, as a for-profit company, and have a fiscal year end of September 30. Our business office is located at Unit 1507, 15/F, Convention Plaza-Office Tower, 1 Harbour Road, Wanchai, Hong Kong. Our telephone number is +852 3188 2285.

We are a “shell company” within the meaning of Rule 405, promulgated pursuant to the Securities Act, because we have nominal assets and nominal operations. Accordingly, the ability of holders of our common stock to re-sell their shares may be limited by applicable regulations. Specifically, Rule 144 would not be available for the resale of restricted securities by our stockholders until we have complied with the requirements of Rule 144(i).

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2013 (the “JOBS Act”) and, as such, may elect to comply with certain reduced public company reporting requirements for future filings.

Name Change

On July 8, 2015, the Board of Directors approved a change of our corporate name from I In The Sky, Inc., to Asia Equity Exchange Group, Inc., The Certificate of Amendment to Articles of Incorporation changing our name was filed with the state of Nevada on July 22, 2015.

Change in Fiscal Year

Pursuant to the approval of our Board of Directors on July 8, 2015, our fiscal year end has been changed from September 30 to December 31. We are filing our current report on form 10-K for the year ending September 30, 2015. We will file a transition report on form 10-Q for the transition period of October 1, 2015, to December 31, 2015. Beginning for the fiscal year 2016, we will file our quarterly and annual reports with a fiscal year end of December 31, including audited statements of income and cash flows for the transition period on form 10-K for 2016.

Change in Authorized Capital and Stock Split

On July 8, 2015, the Board of Directors approved an amendment to our Articles of Incorporation to increase our authorized number of shares of common stock from 74,000,000 to 3,000,000,000. A majority of the holders of our common stock consented to the amendment to our Articles of Incorporation. On July 22, 2015, we filed our Certificate of Amendment to Articles of Incorporation with the state of Nevada, and the Certificate of Amendment is attached hereto as Exhibit 3.1.

On July 8, 2015, the Board of Directors authorized a ten for one (10:1) forward stock split for shareholders of record as of July 10, 2015 (the “Forward Split”), to be effectuated upon the filing of our amended Articles of Incorporation. The amended Articles of Incorporation were filed with the state of Nevada on July 22, 2015. Accordingly, the Registrant’s outstanding number of shares of common stock increased correspondingly from 14,600,000 to 146,000,000.

On August 11, 2015, the Financial Industry Regulatory Authority (“FINRA”) approved the forward split of our common stock and our name change to Asia Equity Exchange Group, Inc. On August 31, 2015, our trading symbol was changed from SYYF to AEEX.

As a result of the Forward Split and name change our CUSIP Number has changed to 04521X109.

The Company has no present plans to be acquired or to merge with another company, nor does the Company, nor any of its shareholders, have plans to enter into a change of control or similar transaction.

Current Business

Asia Equity Exchange Group, Inc., was originally organized under the name “I In The Sky” to manufacture (OEM) and market low cost GPS tracking devices and software to businesses and families. OEM is an acronym for original equipment manufacturer. We no longer pursue opportunities related to GPS positioning. Our name change to Asia Equity Exchange Group, Inc., as filed with the state of Nevada on July 22, 2015, signified that we have commenced working toward a major change in our business plan and business model.

Effective November 30, 2015, Asia Equity Exchange Group, Inc. executed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Asia Equity Exchange Group, Ltd (“AEEGCL”), a company incorporated under the laws of Samoa. AEEGCL is an equity information service platform designed to provide equity investment financing information to all enterprises in the countries and regions of Asia.

Pursuant to the Agreement, the Company has agreed to issue one billion (1,000,000,000) restricted common shares of the Company to the owners of AEEGCL valued at US$500 million reflecting the value of the assets of AEEGCL, which includes intellectual property.

Closing will occur on or before January 31, 2016 (the “Closing”) and will be contingent upon completion of a full valuation and audit of the shares and assets of AEEGCL. All shares issued pursuant to the Agreement will be held in escrow and deemed to be in the full control of the Company until the Closing. Should the Agreement not close, all shares issued pursuant to the Agreement will be returned to treasury.

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

As a reporting company, we may pursue relationships with entities, which may have made progress developing the opportunities we seek and which may be open to being acquired by a reporting company. Other than our acquisition of AEEXCL, no such entities have been identified at the date hereof, nor have we entered into any discussions with any other parties about a joint venture or acquisition. Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Currently, we do not yet have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we were able to raise a limited amount of capital through the registered offering of our equity stock and through loans from our then president, Michael Staples, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we identify a niche technology with attractive market potential through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Our officers and directors continue to provide their labor at no charge. We plan to hire up to 10 staff members during the next 12 months of operation, and will also rely on the services of independent professionals for the for the auditing, evaluation and legal requirements for our listing business.

Markets

Small and middles sized enterprises in Asia;

Enterprises with financial requirements;

Enterprises seeking to increase public awareness and;

Enterprises planning to expand their business internationally.

Competition

There is a similar equity financing platform in China, the ‘National Equities Exchange and Quotations’ (NEEQ, www.neeq.cc). It is managed by the Chinese Government and has considerable support from the government itself. National Equities Exchange and Quotations has been in operation since September 2012, and currently services more than 5,000 listed companies. While its services are limited to mainland China, there is no assurance that other countries or groups will not initiate similar services to compete directly with Asia Equity Exchange Group.

Additionally, The online equity information industry we are entering is intensely competitive. Large companies may have preempted the field. We are a relatively late entry into a mature market for most online information services. There can be no assurance that we will be able to develop a profitable niche in this market. While we intend to find niche products and services relying on previously unexploited services, there can be no assurance that we will be successful in this endeavor.

Seasonality

The nature of our products and services does not appear to be affected by seasonal variations.

Government Regulations

Other than the required adherence to general business laws and regulatory disclosure, our services do not appear to be affected by any specific additional regulations. However, this does not preclude the possibility that governments where we operate or may eventually operate will not institute regulations that will make our company difficult or impossible to operate.

Intellectual Property

We do not currently hold rights to any intellectual property, and have not filed for copyright or trademark protection for our name or services.

Research and Development

Since our inception to the date of this annual report, we have not spent any money on research and development activities.

Environmental Matters

Our operations are not subject to environmental laws, including any laws addressing air and water pollution and management of hazardous substances and wastes and we do not anticipate capital expenditures for environmental control facilities.

Employees

We are in the early stages of our corporate development and currently have no employees, other than our officers and directors, who serve without remuneration.

ADDITIONAL INFORMATION

We are required to file quarterly, annual and current reports. The Company files its reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Risks Associated With Our Company

Our independent auditors have issued an audit opinion for our company, which includes a statement describing our going concern status. Our financial status creates a doubt whether we will be able to continue as a going concern.

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

The online equity information industry we are entering is highly competitive and there is no assurance that we will be successful in developing our product and entering the market successfully.

The online equity information industry we are entering is intensely competitive. Large companies may have preempted the field. We are a relatively late entry into a mature market for most online information services. There can be no assurance that we will be able to develop a profitable niche in this market. While we intend to find niche products and services relying on previously unexploited services, there can be no assurance that we will be successful in this endeavor.

We do not yet have clients or customers and we cannot guarantee we will ever have any. Even if we obtain clients or customers, there is no assurance that we will make a profit.

We have no clients or customers. We have not identified any clients or customers, and we cannot guarantee we will ever have any. Even if we obtain clients or customers for our services, there is no guarantee that we will develop products and/or services that our clients/customers will want to purchase. If we are unable to attract enough customers/clients to purchase services (and any products we may develop or sell) it will have a negative effect on our ability to generate sufficient revenue from which we can operate or expand our business. The lack of sufficient revenues will have a negative effect on the ability of the Company to continue operations and it could force the Company to cease operations.

The increase in our authorized capital may lead to significant dilution of our stock

On July 22, 2015, we filed a Certificate of Amendment to our Articles of Incorporation with the state of Nevada increasing our authorized number of shares of common stock from 74,000,000 to 3,000,000,000. This increased our authorized capital by a factor of 40.5. Such an increase is significant and can result in significant dilution of the Company’s stock.

We are dependent upon our current officers.

We currently are managed by two officers and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there will be no one to run Asia Equities Exchange Group, Inc. and the company has no Key Man insurance. If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

Our business model may require the use of outside personnel, who may not be available when needed.

We may require the services of additional personnel. We cannot reliably predict if the services will be available, as we need them.

Our controlling stockholders have significant influence over the Company.

As of the date of this filing, three individuals collectively own 87.26 % of the outstanding common stock. As a result, they possess significant influence over our affairs. Their stock ownership and relationships with members of our board of directors, of which Mr. Liu Jun and Mr. Peng Tao are the only two, may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Three shareholders hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

Three shareholders own a controlling interest in our outstanding common stock. As a result, they have the ability to control all matters submitted to the stockholders of Asia Equity Exchange Group, Inc. for approval (including the election and removal of directors). A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Minority shareholders of Asia Equity Exchange Group, Inc. will be unable to affect the outcome of stockholder voting as long as the three shareholders retain a controlling interest.

We have only two directors, which limits our ability to establish effective independent corporate governance procedures and increases the control of our President over operations and business decisions.

We have only two directors, who are our principal executive officers and secretary. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our President’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risk of Financial Policy Control by the Chinese Government

Financial regulations in China are very strict. The government controls all financial institutions, including equity financing. While all companies we deal with are outside of China, the possibility exists that interference by the government could seriously damage or terminate our Company.

Because we are currently considered a “shell company” within the meaning of Rule 12B-2 pursuant to the Securities Exchange Act of 1934, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.

We are currently considered a “shell company” as that term is defined in Rule 12b-2 pursuant to the Securities Exchange Act of 1934 and Rule 405 pursuant to the Securities Act of 1933, in that we currently have nominal operations and nominal assets other than cash. Accordingly, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.

As a result of our classification as a “shell company”, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144 promulgated pursuant to the Securities Act of 1933 so as not to be considered underwriters in connection with the sale of securities until one year from the date that we cease to be a “shell company.” Additionally, as a result of our classification a shell company:

●	Investors should consider shares of our common stock to be significantly risky and illiquid investments.

●	We may not register our securities on Form S-8 (an abbreviated form of registration statement).

●	Our ability to attract additional funding to sustain our operations may be limited significantly.

We can provide no assurance or guarantee that we will cease to be a “shell company” and, accordingly, we can provide no assurance or guarantee that there will be a liquid market for our shares. Accordingly, investors may not be able to sell our shares and lose their investments in the Company.

Risks Associated with Our Common Stock

Our shares are defined as “penny stock.” The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

The Commission has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. According to rules of the Commission and the Securities and Exchange Act of 1934, our shares are defined as a “penny stock”. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

●	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

●	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

Our controlling shareholders make corporate decisions that may differ from those that might be made our officers and directors.

Due to the controlling amount of their share ownership in our company, the controlling shareholders have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (3,000,000,000) but unissued (1,854,000,000) shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

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

Item 2. Properties

Our principal place of business and corporate offices are located at Unit 1507, 15/F, Convention Plaza-Office Tower, 1 Harbour Road, Wanchai, Hong Kong, and our telephone number is (+852 3188 2285) . Our President, Mr. Liu Jun, supplies our office space and telephone at no cost to us.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company’s common stock is quoted on the OTCBB under the symbol “AEEX”. Our stock was not eligible to trade until July 2, 2014. There is a public trading market our common stock.

The following table sets forth the quarterly high and low bid prices for the common stock from July 2, 2014, to December 31, 2015. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2014	$0.025	0.025
Quarter ended December 31, 2014	$0.025	0.025
Quarter ended March 31, 2015	$0.025	0.025
Quarter ended June 30, 2015	$0.025	0.025
Quarter ended September 30, 2015	$0.010	0.010
Quarter ended December 31, 2015	$9.00	0.010

Holders

As of January 11, 2016, there were 51 stockholders of record, and an aggregate of 1,146,000,000 shares of our common stock were issued and outstanding.

The transfer agent of our company’s common stock is Transfer Online, Inc. at SE 512 Salmon Street, Portland OR 97214.

Description of Securities

The authorized capital stock of our company consists of 3,000,000,000 shares of common stock, at $0.001 par value, and 1,000,000 shares of preferred stock, at $0.001 par value.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities, which were not registered under the Securities Act during the year ended September 30, 2015, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2015.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Asia Equity Exchange Group, Inc. (the “Company”), was incorporated in the State of Nevada on July 15, 2013, under the name I In The Sky Inc. Our name was changed as of July 22, 2015. Asia Equity Exchange Group Co., Ltd. is working to establish and build an equity information service platform designed to provide equity investment financing information to all enterprises in the countries and regions of Asia.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

Plan of Operation

We are a development stage entity devoting substantially all of our efforts to establishing a new business for which our planned principal operations have not yet commenced. We believe our current equity at risk is sufficient to finance our current activities.

In 2016, we plan to enroll 200 or more qualified businesses in mainland China, and in ten other countries in Asia. We will cooperate with these authorized institutions in various commercial roadshows to expand our influence at home and abroad, and will establish contacts with governments at all levels to elicit their support and assistance. Our ultimate aim in 2016 is to enroll 800 companies to be listed on our website www.asiaotcmarkets.com for equity financing.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we launch our business platform. There is no assurance we will ever reach this point. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others or loans from our shareholders or officers. We have no assurances that such loans will become available upon acceptable terms when the funds are required for our operations. We must raise cash to implement our project and stay in business. As of September 30, 2015, the Company had $nil in cash on hand.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in our early development and we have not generated any revenues from operations, and may be unable to fund ongoing activates. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our hardware and software, and possible cost increases due to disruptions in from hardware manufacturers.

To become profitable and competitive, we must launch our platform. In February and March of 2014 we completed our sale of 2,400,000 shares of common stock at $0.025 per share raising a total of $60,000, which has provided sufficient funding for our current activities. If we are unable to conclude our current product development efforts and begin selling our services, we may not generate sufficient cash to fund our ongoing business plan. We do not believe we have sufficient funds to operate our business for the next 12 months.

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

Results of Operations

We have generated no revenues and have incurred $127,034 in expenses since inception (July 15, 2013) through September 30, 2015.

The following table provides selected financial data about our company for the years ended September 30, 2015 and 2014.

	As of September 30, 2015	As of September 30, 2014

Cash	$-	$38,691
Total Assets	$5,833	$38,691
Total Liabilities	$10,580	$45,363
Stockholders’ Deficit	$4,747	$6,672

Liquidity and Capital Resources

Working Capital

	As of September 30, 2015	As of September 30, 2014
Current Assets	$5,833	$38,691
Current Liabilities	$10,580	$45,363
Working Capital Deficiency	$4,747	$6,672

Cash Flows

	Year Ended September 30, 2015	Year Ended September 30, 2014
Cash Flows used in Operating Activities	$57,634	$52,172
Cash Flows from Investing Activities	$-	-
Cash Flows from Financing Activities	$18,943	$90,863
Net Increase (decrease) in Cash During Year	$(38,691)	$38,691

As at September 30, 2015, the Company’s cash balance was $nil compared to $38,691 as at September 30, 2014, and our total assets at September 30, 2015, were $5,833 compared with $38,691 as at September 30, 2014.

As at September 30, 2015, the Company had total liabilities of $10,580 compared with total liabilities of $45,363 as at September 30, 2014. The decrease in total liabilities was primarily attributed to a decrease in related party debt owed to a former officer of the Company.

As at September 30, 2015, the Company had a working capital deficiency of $4,747 compared with working capital deficiency of $6,672 as at September 30, 2014. The increase in working capital was primarily attributed to the decrease in current liabilities from the reduction in notes payable to a former officer of the Company.

Cash Flow from Operating Activities

During the year ended September 30, 2015, the Company used $57,634 in cash from operating activities compared to cash used in operating activities of $52,172 during the year ended September 30, 2014. During the year ended September 30, 2015, the Company had a loss from operations of $48,162 with cash used for prepaid expenses of $5,833 and payments of accounts payable for $3,639. During the year ended September 30, 2014, the Company had a loss from operations of $53,172 reduced by an increase in accounts payable of $1,000.

Cash Flow from Investing Activities

During the years ended September 30, 2015 and 2014, the Company used no cash in investing activities.

Cash Flow from Financing Activities

During the year ended September 30, 2015, the Company received $18,943 in cash as compared to cash received of $90,863 for the year ended September 30, 2014. During the year ended September 30, 2015 the company received $22,219 from related parties and paid back $3,276, and had no proceeds form issuance of common stock, whereas during the year ended September 30, 2014, the Company received $52,500 and paid back $21,637, for net proceeds form related parties of $30,862, and received $60,000 from sale of common shares under the initial public offering.

Our director has verbally agreed to advance funds, on an as-needed basis, to assist in our start-up operations, and to continue limited operations if sufficient funds are not raised from other sources. The director both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised. While he has agreed to advance the funds, the agreement is verbal. Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable. As of September 30, 2015, he has advanced $9,719. A former officer, director and shareholder of the Company forgave $50,087 in loans during the year ended September 30, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Currently, we do not have any outstanding hybrid financial instruments, nor are we investors in any such instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Asia Equity Exchange Group, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying balance sheets of Asia Equity Exchange Group, Inc. as of September 30, 2015 and the related statements of operations, shareholders’ deficit and cash flows for the year ending September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Equity Exchange Group, Inc. as of September 30, 2015 and the results of its operations and its cash flows for the year ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a losses since inception resulting in an accumulated deficit, has not generated any revenues and may be unable to raise additional capital through equity or other financing necessary to fully implement its’ business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anthony Kam & Associates Limited, CPA.
Anthony Kam and Associates Limited, CPA.

Hong Kong

January 11, 2016

ASIA EQUITY EXCHANGE. GROUP, INC

(Formerly I IN THE SKY INC.)

Balance Sheets

	September 30, 2015	September 30, 2014
ASSETS

Current Assets
Cash and cash equivalents	$-	$38,691
Prepaid expenses	5,833	-
Total current assets	5,833	38,691

TOTAL ASSETS	$5,833	$38,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$861	$4,500
Note payable - related party	9,719	40,863
Total current liabilities	10,580	45,363

TOTAL LIABILITIES	10,580	45,363

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized; par value $0.001, 146,000,000 shares issued and outstanding	146,000	146,000
Capital deficiency	(23,713)	(73,800)
Accumulated deficit	(127,034)	(78,872)
Total Stockholders’ Deficit	(4,747)	(6,672)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,833	$38,691

Note: all shares presented have been retroactively adjusted for the effect of a 10 for 1 forward stock split, approved by our Board of Directors on July 8, 2015.

The accompanying notes to the financial statements are an integral part of these audited statements.

ASIA EQUITY EXCHANGE. GROUP, INC

(Formerly I IN THE SKY INC.)

Statements of Operations

	For the Year Ended September 30,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	374	4,946
Professional fees	47,788	48,226
Total Operating Expenses	48,162	53,172

Net loss from operations	(48,162)	(53,172)

Other Income and Expense	-	-

Provision for income taxes	-	-
Net Loss	$(48,162)	$(53,172)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	146,000,000	134,953,657

Note: all shares presented have been retroactively adjusted for the effect of a 10 for 1 forward stock split, approved by our Board of Directors on July 8, 2015.

The accompanying notes to the financial statements are an integral part of these audited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statement of Stockholders’ Deficit

For the Years Ended September 30, 2015 and 2014

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders’ shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)
Balance - September 30, 2013	122,000,000	$122,000	$(109,800)	$(25,700)	$(13,500)

Shares issued for cash at $0.025 per share	24,000,000	24,000	36,000	-	60,000
Net loss	-	-	-	(53,172)	(53,172)
Balance - September 30, 2014	146,000,000	146,000	(73,800)	(78,872)	(6,672)

Write off loan to contributed capital			50,087		50,087
Net loss				(48,162)	(48,162)
Balance - September 30, 2015	146,000,000	$146,000	$(23,713)	$(127,034)	$(4,747)

Note: all shares presented have been retroactively adjusted for the effect of a 10 for 1 forward stock split, approved by our Board of Directors on July 8, 2015.

The accompanying notes to the financial statements are an integral part of these audited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statements of Cash Flows

	For the Year Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,162)	$(53,172)
Changes in operating activities:
Prepaid expenses	(5,833)	-
Accounts payable and accrued liabilities	(3,639)	1,000
Net cash used in operating activities	(57,634)	(52,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	22,219	52,500
Net payments to related party	(3,276)	(21,637)
Commons shares issued for cash	-	60,000
Net Cash Provided by Financing Activities	18,943	90,863

Net increase (decrease) in cash and cash equivalents	(38,691)	38,691

Cash and cash equivalents, beginning of period	38,691	-

Cash and cash equivalents, end of period	$-	$38,691

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Note payable related party forgiven to contributed capital	$50,087	$-

 The accompanying notes to the financial statements are an integral part of these audited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(formerly I IN THE SKY INC.)

Notes to the Audited Financial Statements

September 30, 2015 and 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ASIA EQUITY EXCHANGE GROUP, INC. (the “Company”, “AEEX”) is a Nevada corporation incorporated on July 15, 2013. It is based in Honk Kong, Peoples Republic of China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company aims to build and complement the multi-layer capital market system in Asia, and create a unique and authoritative intercontinental equity information platform which will effectively complement in business functions, service means and financing channels with OTC markets in countries and regions in Asia. AEEX also endeavors to build a system of global cooperation to provide listed enterprises with equity financing means through domestic and overseas channels, and to offer nurturing, pre-listing tutoring, incubating and supporting services for their listing on overseas capital markets.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $38,691 in cash and cash equivalents as of September 30, 2015 and 2014, respectively.

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

The following table sets forth the computation of basic earnings per share, for the years ended September 30, 2015 and 2014:

	Year Ended September 30,
	2015	2014
Net loss	$(48,162)	$(53,172)

Weighted average common shares issued and outstanding (basic and diluted)	146,000,000	146,000,000

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the years ended September 30, 2015 and 2014.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2015 and 2014.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2015, the Company has a loss from operations of $48,162 an accumulated deficit of $127,034 and has earned no revenues since inception. The Company intends to start the business of consulting and information release services to gain profit after the proposed purchase of Asia Equity Exchange Group Co., Ltd. (see note 8). The Company plans to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2016.

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

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of September 30, 2015, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On July 8, 2015, the Board of Directors authorized a ten for one (10:1) forward stock split, to be effectuated upon the filing of our amended Articles of Incorporation. The amended Articles of Incorporation were filed with the state of Nevada on July 22, 2015. Accordingly, the Company’s outstanding number of shares of common stock increased from 14,600,000 to 146,000,000. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the forward stock split for all periods presented.

During the years ended September 30, 2015 and 2014, the Company has issued the following shares of common stock:

●	Pursuant to its registration statement, the Company issued 24,000,000 shares of common stock at $0.0025 per share for cash of $60,000. The Company closed its offering on April 1, 2014.

As of September 30, 2015 and 2014, the Company has 146,000,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the year end September 30, 2015, a former officer forgave $50,087, which was recorded to contributed capital.

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

The provision for income taxes differs from the amounts, which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended September 30,
	2015	2014
Income tax expense at statutory rate	$(16,375)	$(18,100)
Valuation allowance	16,375	18,100
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	As of September 30,
	2015	2014
NOL Carryover	$43,175	$26,800
Valuation allowance	(43,175)	(26,800)
Net deferred tax asset	$–	$–

The Company has approximately $127,034 of Federal net operating loss carry-forwards, which will begin to expire in 2033. Their utilization is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company has not taken any uncertain tax positions, however, has open tax years subject to audit by the Internal Revenue Services, for the years ended 2013 through 2015.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2015, the former CEO advanced the Company $12,500 for operating expenses, received payments of $3,276 and forgave the balance owing of $50,087.

During the year ended September 30, 2015, the new CEO advanced the Company $9,719 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of September 30, 2015. From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On November 30, 2015, Asia Equity Exchange Group Inc., executed a Sale and Purchase Agreement (“the Agreement”) to acquire 100% of the shares and assets of Asian Equity Exchange Group Co., Ltd. “AEEGCL”, a company incorporated under the laws of Samoa. Pursuant to the Agreement, the Company agreed to issue one billion (1,000,000,000) restricted common shares of the Company to the owners of AEEGCL. Execution of this agreement is the first stage of the planned acquisition. Closing is planned on or before January 31, 2016. Closing is contingent upon an audit of the shares and assets of AEEGCL. All shares issued pursuant to the Agreement are held in escrow and deemed to be in the full control of the Company until the closing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

(a) Effective September 16, 2015 and with the approval of our Board of Directors, we dismissed Messineo & Co, CPAs LLC (“Messineo”) as our independent registered public accounting firm engaged to audit our financial statements.

The report issued by Messineo dated December 19, 2014 relating to its audit of our balance sheet as of September 30, 2014 and 2013 and the related statement of operations, stockholder’s deficit and cash flows for the year ending September 30, 2014 and for the period from July 15, 2013 (date of inception) through September 30, 2013, contained an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern. Other than as disclosed above, such report did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

Our decision to dismiss Messineo is not the result of any disagreement between us and Messineo on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During our two most recent fiscal years through the date of dismissal of Messineo, there were no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Messineo, would have caused Messineo to make a reference to the subject matter of the disagreement in connection with its reports. Pursuant to the rules of the SEC applicable to smaller reporting companies, Messineo was not required to provide an attestation as to the effectiveness of our internal control over financial reporting for any period since our inception.

There were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during our two most recent fiscal years through the date of dismissal of Messineo. Our Board of Directors discussed the subject matter referred to above with Messineo. We authorized Messineo to respond fully and without limitation to all requests of our successor accountant concerning all matters related to the annual and interim periods audited and reviewed by Messineo, including with respect to the subject matter of any reportable event.

We provided Messineo with a copy of the above disclosures it is making in response to Item 4.01 of this Current Report on Form 8-K and requested that Messineo furnish a letter addressed to the SEC stating whether or not it agrees with the above statements, and, if not, stating the respects in which it does not agree. A copy of the letter dated September 18, 2015, is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) Effective on September 16, 2015 and with the approval of our Board of Directors, we have engaged Anthony Kam & Associates, Ltd (“AKAM”) of Hong Kong, as its new registered independent public accountant. During the years ended September 30, 2014, and prior to September 16, 2015 (the date of the new engagement), the Company did not consult with AKAM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by AKAM, in either case where written or oral advice provided by AKAM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management’s Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2015 due to the existence of the material weaknesses as of September 30, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●	Because of the company’s limited resources, there are limited controls over information processing.

●	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only two people, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

●	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Liu Jun Unit 1705, Donfang Science & Technology Mansion Nanshan District Shenzhen, China	40	President, Chief Executive Officer, Chief Financial Officer Secretary and Director

Peng Tao Unit 1705 Donfang Science & Technology Mansion Nanshan District Shenzhen, China	30	Treasurer, and Director

The officers and directors set forth herein are our only officers, directors, promoters and control persons, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On July 6, 2015, the Board of Directors accepted the resignations of Michael Staples as President, CEO, CFO and Treasurer, and Joel Tweeten as Secretary. Neither Mr. Staples nor Mr. Tweeten has expressed a disagreement with the registrant, known to an executive officer of the registrant, as defined in 17 CFR 240.3b-7, on any matter relating to the registrant’s operations, policies or practices.

Additionally, on July 6, 2015, the Board of Directors appointed Liu Jun as President, Chief Executive Officer, Chief Financial Officer, Secretary and as a Director. On July 6, 2015, the Board of Directors also appointed Peng Toa as Treasurer, Chief Technical Officer and as a Director. There have been no transactions between Mr. Liu Jun and Mr. Peng Tao and the Company during the prior fiscal year which would be required to be reported pursuant to Item 404(a) of Regulation S-K that have not already been reported on Form 10-K. There are no family relationships between Mr. Liu Jun or Mr. Peng Tao and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Background of Officers and Directors

Liu Jun: President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Liu Jun graduated from the Harbin Institute of Technology Department of Applied Physics with a Bachelor’s degree and is a Distinguished Member of the Chinese Academy of e-government experts. In October 2009, he won the “China Outstanding Innovative Entrepreneur” award.

Since March 2003 to the present, he has served as a Director of the sub-center for the State Government Online Project Service Center in Shenzhen and since August 2011 he has also served as honorary vice president of Sichuan Vocational Institute of Media Culture and Media Department of visiting professors.

Mr. Liu Jun also currently serves on the Expert Committee of E-commerce for several Universities and is Honorary Vice Headmaster and visiting professor in Shi Chuan Culture and Media College.

From November 2014 to June 2015 he served as President and sole director of Yinfu Gold Corporation, which is an internet financial company listed on the OTC Markets and focuses on the peer-to-peer lending industry. Mr. Liu Jun was responsible for all aspects of the Company’s operations, management and financing. He will continue to assist the Company as an honorary chairman.

From May 2008 to December 2009 he served as Chairman and President of Morgan Networks one of the first online shopping centers in China. In December of 2008, Morgan Networks launched a new service product: Morgan RTGS (Real Time Gross Settlement) system. It solved the problem of the delay in the settlement of payments to each business party and promoted the efficiency of cash settlement. Mr. Liu Jun served as chairman and chief executive at Morgan Network and was responsible for the company’s operations and management as well as dealing directly with foreign and institutional investors.

Beginning in December 2001, he funded and founded a startup e-commerce company called the B2B.cn Group. Within six years it had developed into a company with twelve branches and two thousand employees. In December 2007, it was acquired by the Softbank SAIF Investment Company. He was responsible for all aspects of the company’s management, organization, planning and guidance.

In December 2000, he was appointed as head of marketing at Alibaba Group. Alibaba was founded in 2000 and soon began to open branches around China. As market head, Liu Jun opened Alibaba’s first branch offices in Southern China. He served in that position until December 2001.

In February 2000, Liu Jun was appointed as the vice president of the Zhong Hua Unit Network, an information company providing various types of supply and demand information for Chinese enterprises. Three months later in May 2000, he was promoted to President. He was responsible for the overall management of the company’s operations, and China national markets. He served with the company until December 2000.

From January 1999 to February 2000, he was the project manager and assistant to the president for the inauguration of the Dongli Group, one of China’s largest Internet companies. His function was to assist the president with daily work management and internal and external coordination and supervision of all projects.

Peng Tao: Treasurer and Director

Mr. Peng Tao received his Bachelor’s Degree in Computer Science and Technology and Software Engineering from Hunan Institute of Science and Technology in October 2010.

From November 2014 to present, he has served as the Chief Technical Officer of Yinfu Gold Corporation, which is an internet financial company listed on the OTC Markets and focuses its business on peer-to-peer lending industry. Mr. Peng Tao was responsible for scientific and technological issues within the Company.

From November 2010 to November 2014, he served as Director of Technical Department of Shenzhen Shangyuan E-commerce Technology Co., Ltd. Mr. Peng Tao was responsible for software development and department management.

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

Audit Committee and Charter

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our Chief Financial Officer, who is not deemed independent as he holds a position as an officer and director of our Company. Our audit committee is responsible for:

(1)	Selection and oversight of our independent accountant;

(2)	Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;

(3)	Establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

(4)	Engaging outside advisors; and,

(5)	Funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Compliance with Section 16(a) of the Exchange Act

Our Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our Company’s officers including our President, Chief Executive Officer and Chief Financial Officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our Company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics has been filed as Exhibit 14.2 to this Annual Report on Form 10-K for fiscal year ended September 30, 2015. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Asia Equity Exchange Group, Inc., Unit 1507, 15/F., Convention Plaza-Office Tower, 1 Harbor Road, Wanchai, Hong Kong.

Board Meetings

Our board of directors currently consists of Mr. Liu Jun and Mr. Peng Tao. The board held no formal meetings during the year ended September 30, 2015. As our Company develops a more comprehensive board of directors, all proceedings will be conducted by resolutions to which the board consents to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence

Our board of directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

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

●	This structure creates efficiency in the preparation of the meeting agendas and related board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full board of directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The board believes that the Company has benefited from this structure, and Mr. Lin’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The board of directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the board of directors with information regarding the Company’s risks.

Involvement in Certain Legal Proceedings

Neither we, nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us, or any of our subsidiaries.

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

Item 11. Executive Compensation

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Staples(1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	10,000	Nil
Joel Tweeten(2)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	1,000	Nil
Liu Jun(4) President, Chief Executive Officer, Chief Financial Officer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Peng Tao(5) Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Staples was appointed as a Director on July 15, 2013 and as President, Chief Executive Officer, Chief Financial Officer, and Treasurer of the company on July 17, 2013. Mr. Staples resigned as an officer and director on July 6, 2015,

(2) Mr. Tweeten was appointed as a Director on July 15, 2013 and as Secretary of the company on July 17, 2013. Mr. Tweeten resigned from the positions of Secretary and director on July 6, 2015,.

(3) Mr. Staples received 10,000,000 shares for compensation of $10,000 and Mr. Tweeten received 1,000,000 shares for compensation of $1,000, as compensation for services rendered.

(4) Mr. Liu Jun was appointed President, Chief Executive Officer, Secretary and to the Board of Directors on July 6, 2015.

(5) Mr. Peng Tao was appointed Secretary and to the Board of Directors on July 6, 2015.

Effective September 28, 2015, the Board of Directors appointed Yu Fan to the position of Director on the Company’s Board of Directors. She resigned on December 22, 2015, and confirmed she had no claims against the Company or any issue to bring to the attention of the Board.

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

Grants of Plan-Based Awards

There were no grants or plan-based awards during the year ended September 30, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended September 30, 2015.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2015, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 11, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage (2) of Class
Liu Jun Hao, Rong Chao Da Xia Block B Room 609 Bao’an Zhong Xin Qu Shenzhen City 2021-1 China	44,660,000 (Direct)	3.9% Common

Peng Tao Room 208, 5th Block, 19 FuGong Road, FuTian District Shenzhen, Guangdong, China	5,000,000 (Direct)	0.44% Common

Blue Tech Holding Limited Ma Ning (Beneficial Owner) Room 1504, No.11, Sheng Shi Hua Cheng, Yinzhou District, Ningbo Zhejiang, China	700,000,000 (Indirect)	61.08% Common

Honest Billion Investment Limited Wang Zhong, (Beneficial Owner) No. 1701, Building E, Fu Tong Hao Wang Jiao Central, BaoAn District, Shenzhen, Guangdong, China	200,000,000 (Indirect)	17.45% Common

Qi Jian Unit B, 5/F, CKK Commercial Centre 289 Hennessy Road Wanchai Hong Kong	100,000,000 (Direct)	8.7% Common

Directors and Executive Officers as a Group (2 people)		4.34%

(1)	The persons named above may be deemed to be a “parent” and “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Based on 1,146,000,000 shares issued and outstanding as of January 11, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

On August 12, 2013, 10,000,000 shares of the Company’s common stock were issued to Michael Staples, at the time, an officer of the Company, at the price of $0.001 per share for services valued at $10,000. On August 12, 2013, 1,000,000 shares of the Company’s common stock were issued to Joel Tweeten, at the time, an officer and director of the Company, at a price of $0.001 per share for services valued at $1,000.

Shareholder loans

Up to September 30, 2015, Mr. Liu Jun has advanced the Company a total of $9,719 for operating expenses.

Since inception on July 15, 2013 through to September 30, 2014, Mr. Staples advanced the Company $62,500 for operating expenses and received payments in return of those advances of $21,638 resulting in a net advance of $40,862. These advances have been formalized by non-interest bearing demand notes. Mr. Staples and Mr. Tweeten are founders and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2015 and the year ended September 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2015 ($)	Year Ended September 30, 2014 ($)
Audit Fees (1)	10,000	9,000
Audit Related Fees (2)	0	0
Tax Fees (3)	500	500
All Other Fees (4)	0	0
Total	10,500	9,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

10.2 10.3

Informal Agreement with Company Officer (incorporated by reference to exhibit 99.2 in our Amended Registration Statement on Form S-1/A filed on February 5, 2014)

Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Asia Equity Exchange Group Co., Ltd. Dated November 30, 2015. (Incorporated by reference. Filed with our Form 8-K dated December 1, 2015.

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference. Included as an exhibit to our Form 10-K Annual Report for September 30, 2014 filed December 19, 2014.

14.2	Code of Ethics filed as an exhibit to our Form 10-K Annual Report for September 30, 2015. Filed January 11, 2016.

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32)	Section 1350 Certifications

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data File

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

ASIA EQUITY EXCHANGE GROUP, INC.
(Registrant)

Dated: January 11, 2016	/s/ Liu Jun
Liu Jun
President, Chief Executive Officer, Secretary and Director. Chief Financial Officer,
(Principal Executive, Officer) Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 11, 2016	/s/ Peng Tao
Peng Tao
Treasurer and Director

