Form 10-K/A
period 2015-09-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2016-01-15
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

1,146,000,000 as of January 11, 2016

EXPLANATORY NOTE

The auditor recommended a correction to the Auditor’s Report. The original erroneous Auditor’s report expressed the opinion that the report was based on the one year ended September 30, 2015. It has been corrected to report the financial position of the Company as of September 30, 2015 and September 30, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Asia Equity Exchange Group, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying balance sheets of Asia Equity Exchange Group, Inc. (the “Company’) as of September 30, 2015 and September 30, 2014 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and September 30, 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

ASIA EQUITY EXCHANGE GROUP, INC.
(Registrant)

Dated: January 15, 2016	/s/ Liu Jun
Liu Jun
President, Chief Executive Officer, Secretary and Director. Chief Financial Officer,
(Principal Executive, Officer) Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 15, 2016	/s/ Peng Tao
Peng Tao
Treasurer and Director

