Form 10-Q
period 2015-12-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2016-02-02
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ______________

OR

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2015 to December 31, 2015

Commission File Number: 333-192272

ASIA EQUITY EXCHANGE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3366428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1507, 15/F., Convention Plaza-Office Tower, 1 Harbor Road, Wanchai, Hong Kong	980000
(Address of principal executive offices)	(Zip Code)

(+852 3188 2285)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2016, the Company had 1,146,000,000 shares of common stock outstanding.

ASIA EQUITY EXCHANGE GROUP, INC.

(formerly I IN THE SKY, INC.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2015

ASIA EQUITY EXHANGE GROUP, INC.

Quarterly Report on Form 10-Q

For the Transition Period December 31, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the transition period ended December 31, 2015, contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended December 31, 2015, are not necessarily indicative of the results that can be expected for the year ending September 30, 2016.

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Balance Sheets

	December 31, 2015	September 30, 2015
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	5,833	5,833
Total current assets	5,833	5,833

TOTAL ASSETS	$5,833	$5,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,056	$861
Note payable - related party	14,408	9,719
Total current liabilities	15,464	10,580
TOTAL LIABILITIES	15,464	10,580

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized; par value $0.001, 146,000,000 shares issued and outstanding	146,000	146,000
Capital deficiency	(23,713)	(23,713)
Accumulated deficit	(131,918)	(127,034)
Total Stockholders’ Deficit	(9,631)	(4,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,833	$5,833

The accompanying notes to the financial statements are an integral part of these unaudited statements

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statements of Operations

	For the Three months Ended December 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	-	81
Professional fees	4,884	2,654
Total Operating Expenses	4,884	2,735

Net loss from operations	(4,884)	(2,735)

Other Income and Expense	-	-

Provision for income taxes	-	-
Net Loss	$(4,884)	$(2,735)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	146,000,000	14,600,000

The accompanying notes to the financial statements are an integral part of these unaudited statements

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statement of Stockholders’ Deficit

For the Three Months Ended December 31, 2015

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders’ shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)
Balance - September 30, 2013	122,000,000	$122,000	$(109,800)	$(25,700)	$(13,500)
Shares issued for cash at $0.025 per share	24,000,000	24,000	36,000	-	60,000
Net loss	-	-	-	(53,172)	(53,172)
Balance - September 30, 2014	146,000,000	146,000	(73,800)	(78,872)	(6,672)

Write off loan to contributed capital			50,087		50,087
Net loss				(48,162)	(48,162)
Balance - September 30, 2015	146,000,000	$146,000	$(23,713)	$(127,034)	$(4,747)
Net loss				(4,884)	(4,884)
Balance - December 31, 2015	146,000,000	$146,000	$(23,713)	$(131,918)	$(9,631)

The accompanying notes to the financial statements are an integral part of these unaudited statements

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statements of Cash Flows

	For the Three Months End December 31,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$		$(2,735)
Changes in operating activities:
Prepaid expenses			-
Accounts payable and accrued liabilities			(3,000)
Net cash used in operating activities			(5,735)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties
Net payments to related party
Commons shares issued for cash		-
Net Cash Provided by Financing Activities
Net increase (decrease) in cash and cash equivalents			(5,735)
Cash and cash equivalents, beginning of period			38,691
Cash and cash equivalents, end of period		$-	$32,956
Supplemental Cash Flow Disclosure:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non-cash financing activities:
Note payable related party forgiven to contributed capital		$-	$-

The accompanying notes to the financial statements are an integral part of these unaudited statements

ASIA EQUITY EXCHANGE GROUP, INC.

Notes to the Financial Statements

December 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ASIA EQUITY EXCHANGE GROUP, INC. (the “Company”, “AEEX”) is a Nevada corporation incorporated on July 15, 2013. It is based in Honk Kong, Peoples Republic of China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end was changed from September 30 to December 31.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents as of December 31, 2015, and September 30, 2015, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Net loss	$(4,884)	$(2,735)
Weighted average common shares issued and outstanding (basic and diluted)	1,146,000,000	146,000,000

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended December 31, 2015 and 2014.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2015 and 2014.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended December 31, 2015, the Company has a loss from operations of $4,884, accumulated deficit of $131,918 as of December 31, 2015 and has earned no revenues since inception. The Company intends to start the business of consulting and information release services to gain profit after the proposed purchase of Asia Equity Exchange Group Co., Ltd. (see note 8). The Company plans to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2016.

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

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of December 31, 2015, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On July 8, 2015, the Board of Directors authorized a ten for one (10:1) forward stock split, which was effectuated upon the filing of our amended Articles of Incorporation. The amended Articles of Incorporation were filed with the state of Nevada on July 22, 2015. Accordingly, the Company’s outstanding number of shares of common stock increased from 14,600,000 to 146,000,000. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the forward stock split for all periods presented.

During the years ended September 30, 2015 and 2014, the Company has issued the following shares of common stock:

●	Pursuant to its registration statement, the Company issued 2,400,000 shares of common stock at $0.025 per share for cash of $60,000. The Company closed its offering on April 1, 2014.

As of December 31, 2015, the Company has 146,000,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the year ending September 30, 2015, a former officer forgave $50,087, which was recorded as contributed capital. The Company recognized $nil additional capital contribution during the three months ended December 31, 2015.

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

The provision for income taxes differs from the amounts, which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2015	September 30, 2015
Income tax expense at statutory rate	$(16,375)	$(18,100)
Valuation allowance	16,375	18,100
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2015	September 30, 2015
NOL Carryover	$43,175	$26,800
Valuation allowance	(43,175)	(26,800)
Net deferred tax asset	$–	$–

The Company has approximately $136,802 of Federal net operating loss carry-forwards, which will begin to expire in 2033. Their utilization is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company has not taken any uncertain tax positions, however, has open tax years subject to audit by the Internal Revenue Services, for the years ended 2013 through 2015.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2015, the former CEO advanced the Company $12,500 for operating expenses, received payments of $3,276 and forgave the balance owing of $50,087.

During the three months ended December 31, 2015, the new CEO advanced the Company $14,408 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

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

NOTE 9 - SUBSEQUENT EVENTS

On November 30, 2015, Asia Equity Exchange Group Inc., executed a Sale and Purchase Agreement (“the Agreement”) to acquire 100% of the shares and assets of Asian Equity Exchange Group Co., Ltd. “AEEGCL”, a company incorporated under the laws of Samoa. Pursuant to the Agreement, the Company agreed to issue one billion (1,000,000,000) restricted common shares of the Company to the owners of AEEGCL. Execution of this agreement is the first stage of the planned acquisition. Closing was planned to take place on or before January 31, 2016. However, closing is contingent upon the completion of an audit of AEEGCL. As of the date of this filing that closing has not occurred, and management does not expect it to occur until February 28, 2016. All shares issued pursuant to the Agreement are held in escrow and deemed to be in the full control of the Company until the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the Quarter Ended December 31, 2015

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

In 2016, we plan to enroll 200 or more qualified businesses in Mainland China, and in ten other countries in Asia. We will cooperate with these authorized institutions in various commercial roadshows to expand our influence at home and abroad, and will work to establish contacts with governments at all levels to elicit their support and assistance. Our ultimate aim in 2016 is to enroll 800 companies to be listed on our website www.asiaotcmarkets.com for equity financing.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we launch our business platform. There is no assurance we will ever reach this point. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others or loans from our shareholders or officers. We have no assurances that such loans will become available upon acceptable terms when the funds are required for our operations. We must raise cash to implement our project and stay in business. As of December 31, 2015, the Company had $nil in cash on hand.

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

Results of Operations

We have generated no revenues and have incurred $131,918 in expenses since inception (July 15, 2013) through December 31, 2015.

The following table provides selected financial data about our company for the three months ended December 31, 2015 and 2014 and balance sheets as of December 31, 2015 and September 30, 2015.

	As of	As of
	December 31, 2015	September 30, 2015

Cash	$-	$-
Total Assets	$5,833	$5,833
Total Liabilities	$15,464	$10,580
Stockholders’ Deficit	$9,631	$4,747

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31, 2015	September 30, 2015
Current Assets	$5,833	$5,833
Current Liabilities	$15,464	$10,580
Working Capital Deficiency	$9,631	$4,747

Cash Flows

	Three months ended	Three months ended
	December 31, 2015	December 31, 2014
Cash Flows used in Operating Activities	$-	$(5,735)
Cash Flows from Investing Activities	$-	-
Cash Flows from Financing Activities	$-	$-
Net decrease in Cash During Period	$-	$(5,735)

As at December 31, 2015 and September 30 2015, the Company’s cash balances were $nil, our total assets at December 31, 2015 and September 30, 2015 were $5,833.

As at December 31, 2015, the Company had total liabilities of $15,464 compared with total liabilities of $10,580 as at September 30, 2015. The increase in total liabilities was primarily attributed to the net loss incurred during the three months ended December 31, 2015.

As at December 31, 2015, the Company had a working capital deficiency of $9,631 compared with working capital deficiency of $4,747 as at September 30, 2015. The decrease in working capital was primarily attributed to the increase in current liabilities from the professional fees incurred during the three months ended December 31, 2015.

Cash Flow from Operating Activities

During the three months ended December 31, 2015, the Company used no cash in operating activities compared to cash used in operating activities of $5,735 during the three months ended December 31, 2014. During the three months ended December 31, 2014, the Company had a loss from operations of $2,735 in addition to a decrease in accounts payable of $3,000.

Cash Flow from Investing Activities

During the three months ended December 31, 2015 and 2014, the Company used no cash in investing activities.

Cash Flow from Financing Activities

During the three months ended December 31, 2015 and 2014, the Company used no cash in financing activities.

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

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed, based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, fairly present our financial condition, results of operations and cash flows in all material respects.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and, accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

2.	Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

3.	Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

4.	Lack of Audit Committee: The lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold during the six month period ended December 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three-month period ended December 31, 2015.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASIA EQUITY EXCHANGE GROUP, INC.
(Registrant)

Dated: February 2, 2016	/s/ Liu Jun
Liu Jun
President, Chief Executive Officer, Secretary and Director. Chief Financial Officer, (Principal Executive, Officer) Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 2, 2016	/s/ Peng Tao
Peng Tao
Treasurer and Director

