Form 10-Q/A
period 2015-12-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2016-03-15
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015_________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 10, 2016, the Company had 146,000,000 shares of common stock outstanding.

ASIA EQUITY EXCHANGE GROUP, INC.

FORM 10-Q/A

FOR THE Transition PERIOD DECEMBER 31, 2015

ASIA EQUITY EXCHANGE GROUP, INC.

Quarterly Report on Form 10-Q

For the Transition Period December 31, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A (amendment no. 1) for the transition period ended December 31, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

ASIA EQUITY EXCHANGE GROUP, INC.

Balance Sheets

	December 31, 2015	September 30, 2015

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	5,833	5,833
Total current assets	5,833	5,833

TOTAL ASSETS	$5,833	$5,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,056	$861
Note payable - related party	14,408	9,719
Total current liabilities	15,464	10,580
TOTAL LIABILITIES	15,464	10,580

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 and 146,000,000 shares issued as of December 31, 2015 and September 30, 2015, respectively*	1,146,000	146,000
Capital deficiency	(1,023,713)	(23,713)
Accumulated deficit	(131,918)	(127,034)
Total Stockholders’ Deficit	(9,631)	(4,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,833	$5,833

*Common stock retroactively adjusted for 10:1 forward stock split, effective July 8, 2015.

The accompanying notes to the financial statements are an integral part of these unaudited statements

ASIA EQUITY EXCHANGE GROUP, INC.

Statements of Operations

	For the Three Months Ended
	December 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	-	81
Professional fees	4,884	2,654
Total Operating Expenses	4,884	2,735

Net loss from operations	(4,884)	(2,735)

Other Income and Expense	-	-

Provision for income taxes	-	-
Net Loss	$(4,884)	$(2,735)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted*	146,000,000	146,000,000

*Common stock retroactively adjusted for 10:1 forward stock split, effective July 8, 2015

The accompanying notes to the financial statements are an integral part of these unaudited statements

ASIA EQUITY EXCHANGE GROUP, INC.

Statements of Cash Flows

	For the Three Months End December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,884)	$(2,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	4,689	-
Changes in operating activities:
Accounts payable and accrued liabilities	195	(3,000)
Net cash used in operating activities	-	(5,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	-	-
Net increase (decrease) in cash and cash equivalents	-	(5,735)
Cash and cash equivalents, beginning of period	-	38,691
Cash and cash equivalents, end of period	$-	$32,956
Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
1,000,000,000 shares of common stock issued and held in escrow pending merger with Asia Equity Exchange Group Co., Ltd.	$1,000,000	$-

The accompanying notes to the financial statements are an integral part of these unaudited statements

ASIA EQUITY EXCHANGE GROUP, INC.

Notes to the Financial Statements

December 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ASIA EQUITY EXCHANGE GROUP, INC. (the “Company”, “AEEX”) is a Nevada corporation incorporated on July 15, 2013. It is based in Hong Kong, Peoples Republic of China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K/A, for the year ended September 30, 2015, as filed with the SEC on January 15, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil a in cash and cash equivalents as of December 31, 2015 and September 30, 2015, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Net loss	$(4,884)	$(2,735)

Weighted average common shares outstanding (basic and diluted)	146,000,000	146,000,000

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended December 31, 2015.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2015.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” No revenue has been recognized since inception. However, the Company will recognize revenue only when all of the following criteria have been met:

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2015, the Company has a loss from operations of $4,884 an accumulated deficit of $131,918 and has earned no revenues since inception. The Company intends to start the business of consulting and information release services to gain profit after the proposed purchase of Asia Equity Exchange Group Co., Ltd. (“AEEGCL”) (see note 8). The Company plans to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

During the period ended December 31, 2015, pursuant to the Sale and Purchase agreement to acquire 100% of the shares and assets of Asian Equity Exchange Group Co. Ltd. (“AEEGCL”, see note 8), the Company issued 1,000,000,000 shares of common stock, to be held in escrow pending closing of the transaction. Accordingly, the Company excludes these shares from the calculation of common shares outstanding.

As of December 31, 2015 and September 30, 2015, the Company has issued 1,146,000,000 and 146,000,000 shares of common stock, respectively.

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

The Company has not taken any uncertain tax positions; however, it has open tax years subject to audit by the Internal Revenue Services, for the years ended 2013 through 2015.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2015, the former CEO advanced the Company $12,500 for operating expenses, received payments of $3,276 and forgave the balance owing of $50,087.

During the three months ending December 31, 2015, and year ended September 30, 2015, the new CEO advanced the Company $4,689 and $9,719 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

As of December 31, 2015, and September 30, 2015, the balance due to a related party was $14,408 and $9,719, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of December 31, 2015. From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On November 30, 2015, Asia Equity Exchange Group Inc., executed a Sale and Purchase Agreement (“the Agreement”) to acquire 100% of the shares and assets of AEEGCL, a company incorporated under the laws of Samoa. Pursuant to the Agreement, the Company agreed to issue one billion (1,000,000,000) restricted common shares of the Company to the owners of AEEGCL. Execution of this agreement is the first stage of the planned acquisition. Closing was planned to take place on or before March 31, 2016. However, closing is contingent upon an audit of the shares and assets of AEEGCL. As of the date of this filing that closing has not occurred. All shares issued pursuant to the Agreement are held in escrow and deemed to be in the full control of the Company until the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the Quarter Ended December 31, 2015

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K/A, as filed on January 15, 2016. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Overview

Asia Equity Exchange Group, Inc. (the “Company”), was incorporated in the State of Nevada on July 15, 2013, under the name I In The Sky Inc. Our name was changed as of July 22, 2015. The Company is working to establish and build an equity information service platform designed to provide equity investment financing information to all enterprises in the countries and regions of Asia.

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

In 2016, we expect to enroll 200 or more qualified businesses in Mainland China, and in 10 other countries in Asia. We will cooperate with the authorized institutions in various commercial roadshows to expand our influence at home and abroad, and will work to establish contacts with governments at all levels to elicit their support and assistance. Our ultimate aim in 2016 is to enroll 800 companies to be listed on our website www.asiaotcmarkets.com for equity financing.

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

Results of Operations

We have generated no revenues and have incurred $131,918 in expenses since inception (July 15, 2013) through December 31, 2015.

	As of	As of
	31-Dec-15	30-Sep-15

Cash	$-	$-
Total Assets	$5,833	$5,833
Total Liabilities	$15,464	$10,580
Stockholders’ Deficit	$9,631	$4,747

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31, 2015	September 30, 2015
Current Assets	$5,833	$5,833
Current Liabilities	$15,464	$10,580
Working Capital Deficiency	$9,631	$4,747

Cash Flows

	Three months ended	Three months ended
	December 31, 2015	December 31, 2014
Cash Flows used in Operating Activities	$-	$(5,735)
Net decrease in Cash During Period	$-	$(5,735)

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K/A, for the year ended September 30, 2015, as filed with the SEC on January 15, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, fairly present our financial condition, results of operations and cash flows in all material respects.

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

ASIA EQUITY EXCHANGE GROUP, INC.
(Registrant)

Dated: March 15, 2016	/s/ Liu Jun
Liu Jun
President, Chief Executive Officer, Secretary and Director. Chief Financial Officer,
(Principal Executive, Officer) Principal Financial Officer

Dated: March 15, 2016	/s/ Peng Tao
Peng Tao
Treasurer and Director

