Form 10-Q
period 2016-03-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2016-05-12
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-192272

ASIA EQUITY EXCHANGE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3366428
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 2101, 21/F, Sino Plaza, 255-257 Gloucester Rd., Causeway Bay, Hong Kong	None
(Address of principal executive offices)	(Zip Code)

(+852 2180 7433)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 12, 2016, the Company had 1,146,000,000 shares of common stock outstanding.

ASIA EQUITY EXCHANGE GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period March 31, 2016

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Interim Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	4,163	5,833
Total current assets	4,163	5,833

TOTAL ASSETS	$4,163	$5,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$251	$1,056
Note payable - related party	20,392	14,408
Total current liabilities	20,643	15,464
TOTAL LIABILITIES	20,643	15,464
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 shares issued as of March 31, 2016 and December 31, 2015, respectively	1,146,000	1,146,000
Capital deficiency	(1,023,713)	(1,023,713)
Accumulated deficit	(138,767)	(131,918)
Total Stockholders’ Deficit	(16,480)	(9,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,163	$5,833

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Interim Statements of Operations

	For the Three months Ended
	March 31, 2016	March 31, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	-	81
Professional fees	5,000	2,381
Transfer agent	1,849	-
Total Operating Expenses	6,849	2,462

Net loss from operations	(6,849)	(2,462)

Other Income and Expense	-	-

Provision for income taxes	-	-
Net Loss	$(6,849)	$(2,462)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted *	146,000,000	146,000,000

*Common stock retroactively adjusted for 10:1 forward stock split, effective July 8, 2015

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Interim Statements of Cash Flows

	For the Three Months End
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,849)	$(2,462)
Changes in operating activities:
Prepaid expenses	1,670	-
Accounts payable and accrued liabilities	(805)	-
Note payable – related party	5,984	-
Net cash used in operating activities	-	(2,462)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties
Net payments to related party
Commons shares issued for cash	-	-
Net Cash Provided by Financing Activities	-	-
Net increase (decrease) in cash and cash equivalents	-	(2,462)
Cash and cash equivalents, beginning of period	-	32,956
Cash and cash equivalents, end of period	$-	$30,494
Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Note payable related party forgiven to contributed capital	$-	$-

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Notes to the Unaudited Condensed Interim Financial Statements

March 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ASIA EQUITY EXCHANGE GROUP, INC. (the “Company”, “AEEX”) is a Nevada corporation incorporated on July 15, 2013. It is based in Hong Kong, the People’s Republic of China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end December 31.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $Nil in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(6,849)	$(2,462)

Weighted average common shares outstanding (basic and diluted) *	146,000,000	146,000,000

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

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

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended March 31, 2016 and March 31, 2015.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2016 and December 31, 2015.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,”Revenue Recognition.” No revenue has been recognized since inception. However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2016, the Company has a loss from operations of $6,849, an accumulated deficit of $138,767 and has earned no revenues since inception. The Company intends to start the business of consulting and information release services to gain profit after the proposed purchase of (“AEEGCL”) (see note 8). The Company plans to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of March 31, 2016, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

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

As of March 31, 2016 and December 31, 2015, the Company has 1,146,000,000 shares of common stock issued.

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

The provision for income taxes differs from the amounts, which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31, 2016	December 31, 2015
Income tax expense at statutory rate	$(2,329)	$(2,606)
Valuation allowance	2,329	2,606
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2016	December 31, 2015
NOL Carryover	$45,504	$43,175
Valuation allowance	(45,504)	(43,175)
Net deferred tax asset	$–	$–

The Company has approximately $138,767 of Federal net operating loss carry-forwards, which will begin to expire in 2033. Their utilization is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company has not taken any uncertain tax positions, however, it has open tax years subject to audit by the Internal Revenue Services, for the years ended 2013 through 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended March 31 2016, the CEO and CFO advanced the Company $5,984 for operating expenses. These advances have been formalized by non-interest bearing demand notes. As of March 31,2016, and December 31, 2015, the balance due to a related party was $20,392 and $14,408, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of March 31,2016. From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On November 30, 2015, the Company, executed a Sale and Purchase Agreement (“the Agreement”) to acquire 100% of the shares and assets of Asian Equity Exchange Group Co., Ltd. “AEEGCL”, a company incorporated under the laws of Samoa. Pursuant to the Agreement, the Company agreed to issue one billion (1,000,000,000) restricted common shares of the Company to the owners of AEEGCL. Execution of this agreement is the first stage of the planned acquisition. Closing was planned to take place on or before January 31, 2016. However, closing is contingent upon an audit of the shares and assets of AEEGCL. Closing was contingent upon an audit of the shares and assets of AEEGCL and other due diligence. As of April 12,2016 the parties have satisfied at the closing conditions and the Company completed the terms of the Agreement. As a result of the closing, the Company has terminated its previous business plan, and we are now pursuing the historical business of AEEGCL. AEEGCL is and international equity service platform designed to provide equity investment financing information services to enterprises in the countries and regions of Asia. This disclosure should be read in conjunction with our 8-k, as filed with the Securities and Exchange Commission, on April 14,2016, The one billion shares released to the original shareholders of AEEGCL on the same day mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Quarter Ended March 31, 2016

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

Overview

The Company was incorporated in the State of Nevada on July 15, 2013, under the name I In The Sky Inc. Our name was changed as of July 22, 2015. The Company is working to establish and build an equity information service platform designed to provide equity investment financing information to all enterprises in the countries and regions of Asia.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock and loans from an officer, as the sole source of funds for our future operations.

Plan of Operation

In 2016, we expect to enrol more than 200 qualified businesses in Mainland China, and in 10 other countries in Asia. We will cooperate with the authorized institutions in various commercial roadshows to expand our influence in China and abroad, and will work to establish contacts with governments at all levels to get their support and assistance. Our ultimate aim in 2016 is to enroll 800 companies to be listed on our website www.asiaotcmarkets.com for equity financing.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended September 30, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we launch our business platform. There is no assurance we will ever reach this point. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others or loans from our shareholders or officers. We have no assurances that such loans will become available upon acceptable terms when the funds are required for our operations. We must raise cash to implement our project and stay in business. As of March 31,2016, the Company had $nil in cash on hand.

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

Results of Operations

We have generated no revenues and have incurred $138,767 in expenses since inception (July 15, 2013) through March 31,2016.

	As of	As of
	March 31, 2016	December 31, 2015

Cash	$-	$-
Total Assets	$4,163	$5,833
Total Liabilities	$20,643	$15,464
Stockholders’ Deficit	$16,480	$9,631

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31, 2016	December 31, 2015
Current Assets	$4,163	$5,833
Current Liabilities	$20,643	$15,464
Working Capital Deficiency	$16,480	$9,631

Cash Flows

	Three months ended		Three months ended
	March 31,2016		March 31, 2015
Cash Flows used in Operating Activities	$	_	$(2,462)
Net change in Cash During the Period	$	_	$(2,462)

As at March 31, 2016 and December 31, 2015, the Company’s cash balances were $nil, our total assets at March 31, 2016 and December 31, 2015 were $4,163 and $5,833 respectively.

As at March 31, 2016, the Company had total liabilities of $20,643 compared with total liabilities of $15,464 as at December 31, 2015. The increase in total liabilities was primarily attributed to the expense being paid by a shareholder during the three months ended March 31, 2016.

As at March 31, 2016, the Company had a working capital deficiency of $16,480 compared with working capital deficiency of $9,631 as at December 31, 2015. The decrease in working capital was primarily attributed to the increase in current liabilities from the professional fees incurred during the three months ended March 31, 2016.

Cash Flow from Operating Activities

During the three months ended March 31, 2016, the Company used no cash in operating activities compared to cash used in operating activities of $2,462 during the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company had a loss from operations cash used in operating activities was $2,462.

Cash Flow from Investing Activities

During the three months ended March 31, 2016 and 2015, the Company used no cash in investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2016 and 2015, the Company used no cash in financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No stock was sold during the three-month period ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the three-month period ended March 31, 2016.

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

ASIA EQUITY EXCHANGE GROUP, INC.
(Registrant)

Dated: May 12th, 2016	/s/ Liu Jun
Liu Jun
President, Chief Executive Officer, Secretary and Director.
Chief Financial Officer,
(Principal Executive, Officer) Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12th, 2016	/s/ Peng Tao
Peng Tao
Treasurer and Director

