Form 10-Q
period 2016-06-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2016-08-22
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-192272

ASIA EQUITY EXCHANGE GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3366428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit B, 5/F, CKK Commercial Centre

289 Hennessy Road, Wanchai, Hong Kong

(Address of principal executive offices, Zip Code)

+852-2845 2281

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1,146,000,000

ASIA EQUITY EXCHANGE GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,408	$22,655
Prepayments	18,267	23,298
Amount due from a related party	4,847	-
Amount due from a director	-	14,284
Total current assets	60,522	60,237

RENTAL DEPOSIT	36,228	-
INTANGIBLE ASSETS	6,783	-
PROPERTY AND EQUIPMENT	41,701	18,202
TOTAL ASSETS	$145,234	$78,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$-	$5,675
Other payables	18,426	69,466
Amount due to a related party	76,295	-
Amount due to a director	414,592	-
Total current liabilities	509,313	75,141

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, 1,000,000 shares authorized, par value of $0.001, none issued and outstanding
Common stock, 3,000,000,000 shares authorized, par value $0.001, 1,146,000,000 and 1,000,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,146,000	1,000,000
Subscription receivable	(73,800)	-
Additional paid-in capital	50,087	-
Accumulated deficit	(1,486,229)	(994,720)
Reserve fund	2,538	-
Accumulated other comprehensive loss	(2,675)	(1,982)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(364,079)	3,298

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$145,234	$78,439

The accompanying notes are an integral part of these condensed financial statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Condensed Statements of Operation and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	167,699	12,655	354,318	12,655
Loss before income taxes	(167,699)	(12,655)	(354,318)	(12,655)
Income tax credit	-	-	4,114	-
Net loss	$(167,699)	$(12,655)	$(350,204)	$(12,655)
Other comprehensive loss, net of tax
- Foreign currency translation adjustment	(3,524)	(39)	(2,030)	(39)
Total comprehensive loss for the period	$(171,223)	$(12,694)	$(352,234)	$(12,694)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding- basic and diluted	1,128,351,648	1,000,000,000	1,064,175,824	1,000,000,000

The accompanying notes are an integral part of these condensed financial statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(350,204)	$(12,655)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,139	534
Amortization	554	-
Changes in operating assets and liabilities:
Prepayments	(27,034)	(8,677)
Other payables	(4,050)	38,194
Income taxes payable	(5,675)	-
Advances from a director	408,484	-
Net cash generated from operating activities	27,214	17,396

Cash flows from investing activities
Advances to a related party	(4,847)	-
Purchases of intangible asset	(7,328)	-
Purchases of property and equipment	(76,198)	(16,624)
Net cash used in investing activities	(88,373)	(16,624)

Cash flows from financing activities
Advances from a related party	76,295	-
Net cash generated from financing activities	76,295	-

Effect of foreign exchange rate	(383)	(38)

Net increase in cash and cash equivalents	14,753	734

Cash and cash equivalents at the beginning of period	22,655	-

Cash and cash equivalents at the end of period	$37,408	$734

Supplemental Cash Flow disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,561	$-

See accompanying notes to the consolidated financial statements

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Asia Equity Exchange Group, Inc. (the “Company” or “AEEX”) is a Nevada corporation incorporated on July 15, 2013, under the name “I In The Sky, Inc.” (“SYYF”). The Company filed a name change to AEEX with the state of Nevada on July 22, 2015. It is based in Hong Kong, the People’s Republic of China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year ends on December 31.

The Company’s original business plan was to manufacture and market low cost GPS tracking devices and software to businesses and families. However this business was not successful and the Company had no revenues generated from its business until April 12, 2016 when it completed the reverse acquisition of Asia Equity Exchange Group Company Limited (“AEEGCL”).

On November 30, 2015, the Company executed a Sale and Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the shares and assets of AEEGCL (the “Acquisition”). Pursuant to the Purchase Agreement, the Company issued one billion (1,000,000,000) shares of common stock to the owners of AEEGCL. The Company had a total of 146,000,000 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 1,146,000,000 shares of common stock outstanding, with the AEEGCL Stockholders owning 87.3% of the total issued and outstanding shares of the Company’s common stock.

The Closing of the transactions contemplated by the Purchase Agreement took place on April 12, 2016 (“Closing”). As a result, AEEGCL became a wholly-owned subsidiary of the Company and AEEGCL’s former shareholders own the majority of the Company’s voting stock. The Company’s previous business plan was terminated and the Company is currently engaged in the business of AEEGCL.

AEEGCL is a company incorporated under the laws of Samoa on May 29, 2015. It offers an international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia, mainly in China. AEEGCL owns 100% of AEEX (HK) International Finance Service Limited (formerly known as Yinfu International Enterprise Limited, “AEEX HK”), a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Yinfu Guotai Investment Consultant (Shenzhen) Co. Ltd. (“Yinfu”), a corporation incorporated in the People’s Republic of China (the “PRC”) on April 15, 2015. Both AEEX HK and Yinfu are engaged in the provision of investment and corporate management consultancy services.

The acquisition of AEEGCL and its subsidiaries by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of AEEGCL held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, AEEGCL is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of AEEGCL, recorded at the historical basis of AEEGCL, for all periods prior to the Company’s acquisition of AEEGCL on April 12, 2016, and the financial statements of the historical operations of the consolidated companies from the effective date of the Closing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed consolidated financial information as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of AEEGCL for the period ended December 31, 2015, which are included in the Current Report on Form 8-K filed with the SEC on March 31, 2016.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2016, its interim condensed consolidated results of operations and cash flows for the three and six month periods ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Intangible assets

Intangible assets consist of computer software and are recorded at cost. Amortization is calculated using the straight line method over the estimated useful life of the computer software, which is 5 years.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The useful lives are as follows:

Office equipment	5 years
Motor vehicles	5 years

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the periods presented, the Company did not impair any plant and equipment.

Income tax

The Company accounts for income taxes under the provisions of ASC Topic 740 “Accounting for Income Taxes.” Under ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The provision for income tax is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

ASC Topic 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or for one expected to be taken, in a tax return. ASC Topic 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded as tax expense.

Fair value of financial instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our financial instruments, including cash and cash equivalents, balances with directors and related parties, other receivables and other payables approximate their fair value due to the short maturities of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2016 or December 31, 2015.

Revenue recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured.

Earnings per share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2016 and December 31, 2015, there was no dilutive security outstanding.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Segment reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business segment: the operations of an equity information service platform designed to provide equity investment financing information to all enterprises in Asia.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States Dollar (USD). The functional currency of the Company is USD. The functional currency of AEEGCL, AEEX HK and Yinfu are USD, Hong Kong Dollar (HKD) and Renminbi (RMB), respectively. Capital accounts are translated into USD from HKD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period. The translation rates are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Average HKD : US$ exchange rate in the period	0.1289	0.1290	0.1287	0.1290
Spot HKD : US$ exchange rate as at the period end	0.1289	0.1290	0.1289	0.1290
Average RMB : US$ exchange rate in the period	0.1531	0.1612	0.1530	0.1608
Spot RMB : US$ exchange rate as at the period end	0.1505	0.1613	0.1505	0.1613

Economic and political risk

The Company’s major operations are conducted in the PRC. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Concentration of credit risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of June 30, 2016 amounted to $37,408, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net loss	$(167,699)	$(12,655)	$(350,204)	$(12,655)
Weighted average common shares outstanding (basic and diluted)	1,128,351,648	1,000,000,000	1,064,175,824	1,000,000,000

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Advertising costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three and six months ended June 30, 2016 and 2015.

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 8.

Commitments and contingencies

The Company follows ASC 45020, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, and December 31, 2015.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued, and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the six months ended June 30, 2016, the Company has a net loss of $350,204, and an accumulated deficit of $1,486,229 and a net deficit of $364,079 as of June 30, 2016. The Company plans to fund the operations through equity financing arrangements, which may be insufficient to fund the Company’s capital expenditures, working capital and other cash requirements. Also, there can be no assurance that the Company will be successful in obtaining financing.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

NOTE 4 – PREPAYMENTS

The amounts of $18,267 and $23,298 as at June 30, 2016 and December 31, 2015, respectively, primarily included prepayments to a third party for consultancy services of $ 17,392 and $23,298, respectively.

NOTE 5 – INTANGIBLE ASSETS

	June 30, 2016	December 31, 2015

Computer software	$7,328	$-
Accumulated amortization	(545)	-
	$6,783	$-

Amortization expense for the three and six months ended June 30, 2016 amounted to $293 and $554, respectively.

NOTE 6 – PLANT AND EQUIPMENT

	June 30, 2016	December 31, 2015

Office equipment	$20,819	$20,409
Motor vehicle	28,096	-
	48,915	20,409
Accumulated depreciation	(7,214)	(2,207)
	$41,701	$18,202

Depreciation expense for the three and six months ended June 30, 2016 amounted to $4,232 and $5,139, respectively. Depreciation expense for the three and six months ended June 30, 2015 amounted to $534 and $534, respectively.

NOTE 7 – OTHER PAYABLES

	June 30, 2016	December 31, 2015

Accrued charges to third parties	$6,061	$16,346
Payables to suppliers of plant and equipment	-	47,241
Salaries and wages accrued to employees	7,224	5,879
Other payables	5,141	-
	$18,426	$69,466

NOTE 8 – RELATED PARTY TRANSACTIONS

The amount due from a related party of $4,847 as of June 30, 2016 represented a temporary advance to a related company. Mr. Liu Jun, the Company’s President and Chief Executive Officer (“Mr. Liu”) is a supervisor of this related company. The amount is unsecured, interest free and has no fixed terms of repayment.

The amount due from a director of $14,284 as of December 31, 2015 represented a temporary advance to Mr. Liu. The amount was unsecured, interest free and fully repaid in 2016.

The amount due to a related party of $76,295 as of June 30, 2016 represented advances from a related company. The beneficial holder of a 17.45% equity interest in the Company is a supervisor of this related company. The amount is unsecured, interest free and has no fixed terms of repayment.

The amount due to a director of $414,592 as of June 30, 2016 represented advances from Mr. Liu. The amount is unsecured, interest free and has no fixed terms of repayment.

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of June 30, 2016, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On July 8, 2015, the Board of Directors authorized a ten for one (10:1) forward stock split, which was effectuated upon the filing of the Company’s amended Articles of Incorporation. The amended Articles of Incorporation were filed with the state of Nevada on July 22, 2015. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the forward stock split for all periods presented.

Reserve fund

In accordance with the relevant laws and regulations in the PRC, the Company’s subsidiary in the PRC is required to transfer 10% of their profits after tax to a reserve fund until the reserve fund reaches 50% of the registered capital of the subsidiary. The reserve fund is non-distributable.

NOTE 10 – PROVISION FOR INCOME TAXES

United States

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended June 30, 2015 and 2016.

Hong Kong

AEEX HK is subject to Hong Kong profits tax at a rate of 16.5%, and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended June 30, 2015 and 2016 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC

Yinfu is a PRC operating company and is subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

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

As of June 30, 2016 and December 31, 2015, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2016 and 2015, and no provision for interest and penalties is deemed necessary as of June 30, 2016 and December 31, 2015.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

The provision for income taxes differs from the amounts, which would be provided by applying the statutory income tax rate of 34% to the loss before provision for income taxes for the following reasons:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Loss for the period	$(167,699)	$(12,655)	$(354,318)	$(12,655)
Income tax at the statutory tax rate of 34%	(57,017)	(4,303)	(120,468)	(4,303)
Effect of different tax jurisdictions	14,783	1,145	38,627	1,145
Non-deductible expenses	4,503	-	18,186	-
Change in valuation allowance	37,731	3,158	63,655	3,158
Over provision in prior years	-	-	4,114	-
Income tax credit for the period	$-	$-	$4,114	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for office in Shenzhen, the PRC, with a 3 year term, commencing on April 10, 2016 and expiring on April 9, 2019. The monthly rental was RMB126,586 for the first year, with a 6% increase for the second year, and a further 7% increase for the third year. In 2016, the Company also paid rental expenses for the staff quarters in Hong Kong. Total rental expense for the three and six months ended June 30, 2016 was $56,841 and $63,955, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 months ending June 30,	Amount
2017	$229,945
2018	242,362
2019	197,091
2020	-
2021	-
Thereafter	-
Total	$669,398

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued (August 22, 2016), and concluded that no subsequent events required disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and Item 2.1 of our Current Report on Form 8-K filed on April 14, 2016, amended on June 6, July 1 and July 20, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Asia Equity Exchange Group, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“AEEGCL” are to our Samoa subsidiary, Asia Equity Exchange Group Company Ltd.;

●	“AEEX HK” are to AEEX (HK) International Finance Service Limited (formerly known as Yinfu International Enterprise Limited);

●	“Yinfu” are to Yinfu Guotai Investment Consultant (Shenzhen) Co. Ltd.;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We were incorporated in the State of Nevada on July 15, 2013, under the name “I In The Sky, Inc.” On July 22, 2015, we changed the company name to our current name. Our original business plan was to manufacture and market low cost GPS tracking devices and software to businesses and families. However this business was not successful and we had no revenues generated from our business until April 12, 2016 when we completed our reverse acquisition of AEEGCL.

AEEGCL is a company incorporated under the laws of Samoa on May 29, 2015. Effective November 30, 2015, we executed a Sale and Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the shares and assets of AEEGCL, Pursuant to the Purchase Agreement, we issued one billion (1,000,000,000) shares of common stock to the owners of AEEGCL. The transactions contemplated by the Purchase Agreement were closed on April 12, 2016. As a result, our previous business plan was terminated and we are currently engaged in the business of AEEGCL.

AEEGCL offers an international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia, mainly in China. Currently 15 client companies are registered with us, and an additional 52 companies are in the process of preparing the necessary documents for registration with us. All companies currently registered with us are located in China, as are the additional companies in the process.

Our member registration services refer to companies seeking to join our equity investment and financing information dissemination platform. All medium and small-sized enterprises in Asia can apply to register with us, They can distribute their basic information, project status, financial status and equity structure information through our platform to attract individual investors and investment institutions all over the world. Our current focus is on helping companies in China which seek financing while we plan to offer our services in other Asian countries where we can assist with a company’s public and investor awareness and investor relationship needs and financing needs. Where we can, we will assist companies by finding appropriate legal as well as accounting services. We do not work with companies planning to become SEC reporting companies or that intend to begin trading on U.S. markets.

AEEGCL owns 100% of AEEX (HK), a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Yinfu, a corporation incorporated in the People’s Republic of China (the “PRC”) on April 15, 2015. Both AEEX HK and Yinfu are engaged in the provision of investment and corporate management consultancy services.

The acquisition of AEEGCL and its subsidiaries by us was accounted for as a reverse merger because on a post-merger basis, the former shareholders of AEEGCL held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, AEEGCL is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of AEEGCL, recorded at the historical basis of AEEGCL, for all periods prior to our acquisition of AEEGCL on April 12, 2016, and the financial statements of the historical operations of the consolidated companies from the effective date of the Closing.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Three months ended June 30,		Change
	2016	2015	$	%
Revenue	$-	$-	$-	-
General and administrative expenses	(167,699)	(12,655)	155,044	1225
Loss before income taxes	(167,699)	(12,655)	155,044	1225
Provision for income taxes	-	-	-	-
Net loss	$(167,699)	$(12,655)	$155,044	1225

Revenues. For the three months ended June 30, 2016 and 2015, there were no revenues generated by us.

General and administrative expenses. General and administrative expenses increased $155,044, or 1225%. We commenced our business in the second half of 2015 and accordingly more staff costs, entertainment and travelling expenses, office and staff quarters rental expenses were incurred in the three month period ended June 30, 2016 as compared to the same period in 2015.

We expect that our general and administrative expenses will increase as we expand our staff, add infrastructure, and incur additional costs related to being a public company, including investor relations programs, and increased professional fees.

Income tax expense. No income tax expense was incurred for the three months ended June 30, 2016 and 2015.

Net loss. As a result of the foregoing, we had a net loss of $167,699 for the three months ended June 30, 2016, compared to a net loss of $12,655 for the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Six months ended June 30,		Change
	2016	2015	$	%
Revenues	$-	$-	$-	-
General and administrative expenses	(354,318)	(12,655)	341,663	2700
Loss before income taxes	(354,318)	(12,655)	341,663	2700
Income tax credit	4,114	-	4,114	100
Net loss	$(350,204)	$(12,655)	$337,549	2667

Revenues. For the six months ended June 30, 2016 and 2015, there were no revenues generated by us.

General and administrative expenses. General and administrative expenses increased $341,663, or 2700%. We commenced our business in the second half of 2015 and accordingly more staff costs, entertainment and travelling expenses, office and staff quarters rental expenses were incurred in the six month period ended June 30, 2016 as compared to the same period in 2015. In addition, we incurred more consulting fees in the six month period ended June 30, 2016.

Income tax credit. Income tax credit was $4,114 for the six months ended June 30, 2016 due to the overprovision of prior year income tax, as compared to nil income tax for the same period in 2015.

Net loss. As a result of the foregoing, we had a net loss of $350,204 for the six months ended June 30, 2016, compared to a net loss of $12,655 for the six months ended June 30, 2015.

Liquidity and Capital Resources

We have financed our liquidity requirements primarily from funding from Mr. Liu Jun, our President and Chief Executive Officer (“Mr. Liu”).

As of June 30, 2016, we had cash and cash equivalents of approximately $37,408. Our total current assets were $60,522 and our total current liabilities were $509,313, resulting in a net working capital deficiency of $448,791. For the six months ended June 30, 2016, we have a net loss of $350,204, and an accumulated deficit of $1,486,229 and a net deficit of $364,079 as of June 30, 2016. These factors, among others, raise substantial doubts about our ability to continue as a going concern.

We plan to fund the operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements. Also, there can be no assurance that we will be successful in obtaining financing.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$27,214	$17,396
Net cash used in investing activities	(88,373)	(16,624)
Net cash provided by financing activities	76,295	-
Effect of exchange rate changes on cash and cash equivalents	(383)	(38)
Net increase in cash and cash equivalents	14,753	734
Cash and cash equivalents at the beginning of period	22,655	-
Cash and cash equivalents at the end of period	$37,408	$734

Operating Activities

Net cash provided by operating activities was $27,214 in the six months ended June 30, 2016, as compared to net cash provided by operating activities of $17,396 in the same period in 2015. The increase in net cash provided by operating activities was attributed to the cash advances from Mr. Liu to pay for our operating expenses.

Investing Activities

Net cash used in investing activities was $88,373 for the six months ended June 30, 2016, as compared to net cash used in investing activities of $16,624 in the same period of 2015. The increase in cash used in investing activities was primarily attributable to the purchase of plant and equipment.

Financing Activities

During the six months ended June 30, 2016 and 2015, we received advances from a related party of $76,295 and $nil, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$669,398	$229,945	$439,453	$-	$-

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

Our significant accounting policies are described more fully in Note 2 to our accompanying condensed financial statements. We believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management Discussion and Analysis.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of AEEX and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The useful lives are as follows:

Office equipment	5 years
Motor vehicles	5 years

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Impairment of long-lived assets

The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the periods presented, we did not impair any plant and equipment.

Revenue recognition

We recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2016 because of the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2016:

1.	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

2.	Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting. We have an inadequate financial statement closing process.

3.	We do not have independent directors or an audit committee.

Management is committed to improving its internal controls and will (1) plan to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the second quarter of our fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2016

Asia Equity Exchange Group, Inc.

By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer

By:	/s/ Wanning Feng
Wanning Feng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

