Form 10-Q
period 2016-09-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2016-11-21
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1,146,000,000

ASIA EQUITY EXCHANGE GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,702	$22,655
Prepayments	14,260	23,298
Amount due from a related party	4,496	-
Amount due from a director	-	14,284
Total current assets	47,458	60,237

RENTAL DEPOSIT	36,105	-
INTANGIBLE ASSETS	6,507	-
PROPERTY AND EQUIPMENT	37,487	18,202
TOTAL ASSETS	$127,557	$78,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$-	$5,675
Other payables	10,938	69,466
Amount due to a related party	120,736	-
Amount due to a director	369,830	-
Total current liabilities	501,504	75,141

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, 1,000,000 shares authorized, par value of $0.001, none issued and outstanding
Common stock, 3,000,000,000 shares authorized, par value $0.001, 1,146,000,000 and 1,000,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,146,000	1,000,000
Subscription receivable	(73,800)	-
Additional paid-in capital	50,087	-
Accumulated deficit	(1,495,192)	(994,720)
Reserve fund	2,538	-
Accumulated other comprehensive loss	(3,580)	(1,982)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(373,947)	3,298

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$127,557	$78,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$507,142	$225,333	$507,142	$225,333
Cost of sales	361,688	908	361,688	908
Gross profit	145,454	224,425	145,454	224,425

Operating Expenses
General and administrative	154,417	208,746	508,735	221,401
(Loss) profit before income taxes	(8,963)	15,679	(363,281)	3,024
Income tax credit	-	-	4,114	-
Net loss	$(8,963)	$15,679	$(359,167)	$3,024
Other comprehensive loss, net of tax
- Foreign currency translation adjustment	(905)	(1,423)	(1,598)	(1,462)
Total comprehensive (loss) profit for the period	$(9,868)	$14,256	$(360,765)	$1,562

Basic and diluted (loss) profit per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding- basic and diluted	1,146,000,000	1,000,000,000	1,091,649,635	1,000,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) profit	$(359,167)	$3,024
Adjustment to reconcile net loss to net cash (used in) generated from operating activities:
Depreciation	7,987	1,361
Amortization	806	-
Changes in operating assets and liabilities:
Prepayments and deposits	(27,067)	(16,682)
Other payables	(11,287)	173,294
Income taxes payable	(5,675)	-
Advances from a director	367,634	-
Net cash (used in) generated from operating activities	(26,769)	160,997

Cash flows from investing activities
Purchases of intangible asset	(7,403)	-
Purchases of property and equipment	(75,350)	(16,499)
Net cash used in investing activities	(82,753)	(16,499)

Cash flows from financing activities		-
Advances to a director	-	(123,198)
Advances to a related party	(4,496)	-
Advances from a related party	120,736	-
Net cash generated from (used in) financing activities	116,240	(123,198)

Effect of foreign exchange rate	(671)	(1,205)

Net increase in cash and cash equivalents	6,047	20,095

Cash and cash equivalents at the beginning of period	22,655	-

Cash and cash equivalents at the end of period	$28,702	$20,095

Supplemental Cash Flow disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,561	$-

See accompanying notes to the condensed consolidated financial statements

ASIA EQUITY EXCHANGE GROUP, INC.

(Successor of Asia Equity Exchange Group Company Limited)

Notes to the Condensed Consolidated Financial Statements

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

AEEGCL is a company incorporated under the laws of Samoa on May 29, 2015. It offers an international equity assistance and information service platform designed to provide listing assistance services, equity investment financing information and public relationship services to enterprises in Asia, mainly in China. AEEGCL owns 100% of AEEX (HK) International Finance Service Limited (formerly known as Yinfu International Enterprise Limited, “AEEX HK”), a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Yinfu Guotai Investment Consultant (Shenzhen) Co. Ltd. (“Yinfu”), a corporation incorporated in the People’s Republic of China (the “PRC”) on April 15, 2015. Both AEEX HK and Yinfu are engaged in the provision of investment and corporate management consultancy services.

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

The interim condensed consolidated financial information as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of AEEGCL for the period ended December 31, 2015, which are included in the Current Report on Form 8-K filed with the SEC on March 31, 2016.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2016, its interim condensed consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The carrying values of our financial instruments, including cash and cash equivalents, balances with directors and related parties, other receivables and other payables approximate their fair value due to the short maturities of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2016 or December 31, 2015.

Revenue recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured.

Earnings per share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2016 and December 31, 2015, there was no dilutive security outstanding.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Average HKD : US$ exchange rate in the period	0.1289	0.1290	0.1288	0.1290
Spot HKD : US$ exchange rate as at the period end	0.1289	0.1290	0.1289	0.1290
Average RMB : US$ exchange rate in the period	0.1501	0.1586	0.1520	0.1601
Spot RMB : US$ exchange rate as at the period end	0.1500	0.1613	0.1500	0.1613

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

Concentration of credit risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of September 30, 2016 amounted to $14,237, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net (loss) profit	$(8,963)	$15,679	$(359,167)	$3,024
Weighted average common shares outstanding (basic and diluted)	1,146,000,000	1,000,000,000	1,091,649,635	1,000,000,000

Net (loss) profit per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Advertising costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three and nine months ended September 30, 2016 and 2015.

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 8.

Commitments and contingencies

The Company follows ASC 45020, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2016 and December 31, 2015.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued, and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended September 30, 2016, the Company has a net loss of $359,167, and an accumulated deficit of $1,495,192 and a net deficit of $373,947 as of September 30, 2016. The Company plans to fund the operations through equity financing arrangements, which may be insufficient to fund the Company’s capital expenditures, working capital and other cash requirements. Also, there can be no assurance that the Company will be successful in obtaining financing.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

NOTE 4 – PREPAYMENTS

The amounts of $14,260 and $23,298 as at September 30, 2016 and December 31, 2015, respectively, primarily included prepayments to a third party for consultancy services of $13,572 and $23,298, respectively.

NOTE 5 – INTANGIBLE ASSETS

	September 30, 2016	December 31, 2015

Computer software	$7,303	$-
Accumulated amortization	(796)	-
	$6,507	$-

Amortization expense for the three and nine months ended September 30, 2016 amounted to $252 and $806, respectively.

NOTE 6 – PLANT AND EQUIPMENT

	September 30, 2016	December 31, 2015

Office equipment	$19,428	$20,409
Motor vehicle	28,109	-
	47,537	20,409
Accumulated depreciation	(10,050)	(2,207)
	$37,487	$18,202

Depreciation expense for the three and nine months ended September 30, 2016 amounted to $2,848 and $7,987, respectively. Depreciation expense for the three and nine months ended September 30, 2015 amounted to $827 and $1,361, respectively.

NOTE 7 – OTHER PAYABLES

	September 30, 2016	December 31, 2015

Accrued charges to third parties	$1,500	$16,346
Payables to suppliers of plant and equipment	-	47,241
Salaries and wages accrued to employees	8,916	5,879
Other payables	522	-
	$10,938	$69,466

NOTE 8 – RELATED PARTY TRANSACTIONS

The amount due from a related party of $4,496 as of September 30, 2016 represented a temporary advance to a related company. Mr. Liu Jun, the Company’s President and Chief Executive Officer (“Mr. Liu”) is a supervisor of this related company. The amount is unsecured, interest free and has no fixed terms of repayment.

The amount due from a director of $14,284 as of December 31, 2015 represented a temporary advance to Mr. Liu. The amount was unsecured, interest free and fully repaid in 2016.

The amount due to a related party of $120,736 as of September 30, 2016 represented advances from a related company. The beneficial holder of a 17.45% equity interest in the Company is a supervisor of this related company. The amount is unsecured, interest free and has no fixed terms of repayment.

The amount due to a director of $369,830 as of September 30, 2016 represented advances from Mr. Liu. The amount is unsecured, interest free and has no fixed terms of repayment.

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of September 30, 2016, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

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

NOTE 10 – PROVISION FOR INCOME TAXES

United States

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended September 30, 2015 and 2016.

Hong Kong

AEEX HK is subject to Hong Kong profits tax at a rate of 16.5%, and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2015 and 2016 and accordingly no provision for Hong Kong profits tax was made in these periods.

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

As of September 30, 2016 and December 31, 2015, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2016 and 2015, and no provision for interest and penalties is deemed necessary as of September 30, 2016 and December 31, 2015.

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

The provision for income taxes differs from the amounts, which would be provided by applying the statutory income tax rate of 34% to the loss before provision for income taxes for the following reasons:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

(Loss) profit for the period	$(8,963)	$15,679	$(363,281)	$3,024
Income tax at the statutory tax rate of 34%	(3,047)	5,331	(123,515)	1,028
Effect of different tax jurisdictions	(12,168)	(1,348)	26,459	(203)
Non-deductible expenses	-	134	-	134
Change in valuation allowance	15,215	(3,158)	97,056	-
Under provision in current year	-	(959)	-	(959)
Over provision in prior years	-	-	4,114	-
Income tax credit for the period	$-	$-	$4,114	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for office in Shenzhen, the PRC, with a 3 year term, commencing on April 10, 2016 and expiring on April 9, 2019. The monthly rental was RMB126,586 for the first year, with a 6% increase for the second year, and a further 7% increase for the third year. In 2016, the Company also paid rental expenses for the staff quarters in Hong Kong. Total rental expense for the three and nine months ended September 30, 2016 was $67,902 and $131,857, respectively. The rental expense is recorded on a straight-line basis over the term of the lease.

The total minimum future lease payments are as follows:

12 months ending September 30,	Amount
2017	$232,144
2018	245,228
2019	132,342
2020	-
2021	-
Thereafter	-
Total	$609,714

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued, and concluded that no subsequent events required disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Three months ended September 30,		Change
	2016	2015	$	%
Revenues	$507,142	$225,333	$281,809	125
Cost of Sales	361,688	908	360,780	39,733
Gross profit	145,454	224,425	(78,971)	(35)
General and administrative expenses	154,417	208,746	(54,329)	(26)
(Loss) profit before income taxes	(8,963)	15,679	(24,642)	(157)
Income tax credit	-	-	-	-
Net (loss) profit	$(8,963)	$15,679	$(24,642)	(157)

Revenues. Our company has generated $507,142 and $225,333 revenues during the three months ended September 31, 2016 and 2015, respectively, from the provision of consultancy services in investment and corporate management.

General and administrative expenses. General and administrative expenses decreased to $154,417, or 30% of revenues, for the three months ended September 30, 2016, as compared to $208,746, or 93% of revenues, for the same period in 2015, an decrease of $54,329, or 26%. The decrease was mainly attributed to decreased professional fees.

Income tax credit. No income tax expense was incurred for the three months ended September 30, 2016 and 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $8,963 for the three months ended September 30, 2016, compared to a net profit of $15,679 for the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Nine months ended September 30,		Change
	2016	2015	$	%
Revenues	$507,142	$225,333	$281,809	125
Cost of Sales	361,688	908	360,780	39,733
Gross profit	145,454	224,425	(78,971)	(35)
General and administrative expenses	508,735	221,401	287,334	130
(Loss) profit before income taxes	(363,281)	3,024	(366,305)	(12,113)
Income tax credit	4,114	-	4,114	100
Net (loss) profit	$(359,167)	$3,024	$(362,191)	(11,977)

Revenues. Our company has generated $507,142 and $225,333 revenues during the three months ended December 31, 2016 and 2015, respectively, from the provision of consultancy services in investment and corporate management.

General and administrative expenses. General and administrative expenses increased to $508,735, or 100% of revenues, for the nine months ended September 30, 2016, as compared to $221,401, or 98.% of revenues, for the same period in 2015, an increase of $287,334, or 130%. We commenced our business in the second half of 2015 and accordingly more staff costs, entertainment and travelling expenses, office and staff quarters rental expenses were incurred in the nine month period ended September 30, 2016 as compared to the same period in 2015.

Income tax credit. Income tax credit was $4,114 for the nine months ended September 30, 2016 due to the overprovision of prior year income tax, as compared to nil income tax for the same period in 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $359,167 for the nine months ended September 30, 2016, compared to a net profit of $3,024 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have financed our liquidity requirements primarily from funding from Mr. Jun Liu, our President and Chief Executive Officer and from related party.

As of September 30, 2016, we had cash and cash equivalents of approximately $28,702. Our total current assets were $47,458 and our total current liabilities were $501,504, resulting in a net working capital deficiency of $454,046. For the nine months ended September 30, 2016, we have a net loss of $359,167, and an accumulated deficit of $1,495,192 and a net deficit of $373,947 as of September 30, 2016. These factors, among others, raise substantial doubts about our ability to continue as a going concern.

We plan to fund the operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements. Also, there can be no assurance that we will be successful in obtaining financing.

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(26,769)	$160,997
Net cash used in investing activities	(82,753)	(16,499)
Net cash provided by (used in) financing activities	116,240	(123,198)
Effect of exchange rate changes on cash and cash equivalents	(671)	(1,205)
Net increase in cash and cash equivalents	6,047	20,095
Cash and cash equivalents at the beginning of period	22,655	-
Cash and cash equivalents at the end of period	$28,702	$20,095

Operating Activities

Net cash used in operating activities was $26,769 in the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $160,997 in the same period in 2015. The decrease in net cash provided by operating activities was attributed to our net loss and an increase in prepayments and deposits, offset by cash advances from Mr. Liu to pay for our operating expenses.

Investing Activities

Net cash used in investing activities was $82,753 for the nine months ended September 30, 2016, as compared to net cash used in investing activities of $16,499 in the same period of 2015. The increase in cash used in investing activities was primarily attributable to increase in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2016, we received advances from a related party of $120,736 and advanced $4,496 to a related party. During the same period in 2015, we advanced $123,198 to a director.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2016 because of the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2016:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the third quarter of our fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2016

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

