Form 10-K
period 2016-12-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2017-03-30
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-192272

Asia Equity Exchange Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3366428
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 2603, 26/F, COFCO Tower,

262 Gloucester Road, Causeway Bay, Hong Kong

(Address of Principal Executive Offices)

+852-2845 2281

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Accelerated Filer [ ]
Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes [ ] No [X]

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $1.0 per share as reported on The OTC Market) was approximately 44.0 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 1,146,000,000 shares of the registrant’s common stock outstanding as of March 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ASIA EQUITY EXCHANGE GROUP, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Asia Equity Exchange Group, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“AEEGCL” are to our Samoa subsidiary, Asia Equity Exchange Group Company Ltd.;

●	“AEEX HK” are to AEEX (HK) International Finance Service Limited (formerly known as Yinfu International Enterprise Limited), a company formed in Hong Kong;

●	“AACCL” are to Asian & American Consultant (Shenzhen) Co., Ltd., (formerly known as Yinfu Guotai Investment Consultant (Shenzhen) Co., Ltd.),our PRC subsidiary ;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” that involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

●	our future business development, results of operations and financial condition;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to diversify our product offerings and capture new market opportunities;

●	uncertainties with respect to the PRC legal and regulatory environment;

●	other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1. BUSINESS.

Overview of Our Business

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

AEEGCL is a company incorporated under the laws of Samoa on May 29, 2015. Effective November 30, 2015, we executed a Sale and Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the shares and assets of AEEGCL, in exchange for one billion (1,000,000,000) shares of common stock of the Company that were issued to the owners of AEEGCL. The transactions contemplated by the Purchase Agreement were closed on April 12, 2016. As a result, our previous business plan was terminated and we are currently engaged in the business of AEEGCL.

AEEGCL offers an international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia, mainly in China. Currently 34 companies are registered with us, and additional 36 companies are in the process of preparing the necessary documents for registration with us. All companies currently registered with us are located in China, as are the additional companies in the process.

Our member registration services refer to companies seeking to join our equity investment and financing information dissemination platform. All medium and small-sized enterprises in Asia can apply to register with us. They can distribute their basic information, project status, financial status and equity structure information through our platform to attract individual investors and investment institutions all over the world. Our current focus is on helping companies in China which seek financing while we plan to offer our services in other Asian countries where we can assist with a company’s public and investor awareness and investor relationship needs and financing needs. Where we can, we will assist companies by finding appropriate legal as well as accounting services. We do not work with companies planning to become SEC reporting companies or that intend to begin trading on U.S. markets.

AEEGCL owns 100% of AEEX HK, a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Asian & American Consultant (Shenzhen) Co., Ltd., a corporation incorporated in the PRC on April 15, 2015. Both AEEX HK and AACCL are engaged in the provision of investment and corporate management consultancy services.

The acquisition of AEEGCL and its subsidiaries by us was accounted for as a reverse merger because on a post-merger basis, the former shareholders of AEEGCL held a majority of our outstanding common stock on a fully-diluted basis. As a result, AEEGCL is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of AEEGCL, recorded at the historical basis of AEEGCL, for all periods prior to our acquisition of AEEGCL on April 12, 2016, and the financial statements of the historical operations of the consolidated companies from the effective date of the closing of the reverse merger.

We generated revenues of $563,363 and $nil for the fiscal years ended December 31, 2016 and 2015, respectively. We had a net loss of $255,800 in 2016 and a net loss of $44,435 in 2015. As of December 31, 2016, we had an accumulated deficit of $387,719 and net assets of $734,568.

On July 8, 2015, our board of directors authorized a change in our fiscal year end from September 30, 2015 to December 31, 2015. We filed a transition report on form 10-Q for the transition period from October 1, 2015 to December 31, 2015. As a result of the change in fiscal year, our 2016 fiscal year began on January 1, 2016 and ended on December 31, 2016.

Our Corporate Structure

All of our business operations are conducted primarily through our operating subsidiaries. The chart below presents our current corporate structure:

Our Business

Many small and medium sized enterprises throughout Asia seek to take advantages of the potential offered by becoming a publicly traded company. Greater public awareness and the corresponding increased ability to have access to financing through international investment channels can make the transition from private to public company status a means by which a company can create real growth.

However, many enterprises may not be familiar with public company listing requirements and financing methods overseas. Management of these small to medium-sized companies find the rules and regulations difficult to comprehend, may consider the intricacies and potential costs too difficult to overcome, and are unable to realize the full potential of their enterprise.

In addition, the jurisdictions into which these companies might want to move may speak different languages and will have different securities laws and legal requirements.

To assist these enterprises, we have developed a program to seek out and engage local personnel with legal, regulatory and language expertise in those jurisdictions. We work to identify qualified personnel through a careful vetting and due diligence process.

Our multi-task service platform serves as a means not only for assisting these companies to secure public company listing and enhanced means of achieving financing overseas, but also assist overseas individual and institutional investors seeking quality equity investment. AEEX also provides registration, supervision and management services.

To accomplish these goals on behalf of our clients, we have established a number of corporate tools. These include:

Listing services:

We provide listing services to companies seeking to join our equity investment and financing information dissemination platform. Medium and small-sized enterprises in Asia can apply to list with us, but our current focus is on helping companies in China, which seek financing and increased public awareness of what they offer. Our services for companies that list with us relate primarily to markets and regulatory structures in China, but we plan to offer our services in other Asian countries where we can assist with a company’s public and investor awareness and investor relationship needs and with their financing needs. Where we can, we will assist companies by finding appropriate legal representation as well as accounting services. We do not work with companies planning to become SEC reporting companies or that want to begin trading on U.S. markets. We believe there are numerous US-based law firms and American consulting services that are better equipped to deal with those services.

In order to be taken on as a client, we conduct a strict due diligence of the potential client’s business, history and management. Clients must disclose audited financial statements and legal opinions in accordance with international standards issued by professional third party institutions. They are also required to conform to strict standards for disclosure of information after listing, which helps to facilitate their connections to international capital markets.

To be a qualified applicant for listing with us, a potential client must:

●	Be established and validly existing pursuant to relevant laws and regulations in a country or region in Asia;

●	Demonstrate that they have a good business reputation and operating performance, and comply with professional ethics;

●	Have an experienced quality and stable management team and operation;

●	Have a sustainable operating project with the expectation of a good return on investment;

●	Have not breached any law or regulation in a material respect, or have received any administrative penalty from a regulatory body or other department in the past twenty four months;

●	Acknowledge and comply with relevant listing rules of us, and pay fees relating to our client enterprise listing services;

●	Pass a professional qualification review conducted by us, and pay fees relating to such review.

It is important to note that we are not now nor do we intend to be a trading market or provide quotations services for our clients. We provide a platform designed solely for distributing equity investment information and financing information, which facilitates connections and negotiations between investors and project management. We assist investors seeking investment opportunities and companies seeking international investment.

Since August 2015, we have carried out a number of roadshows in various cities such as Shenyang, Dalian, Shanghai, Hangzhou, Fuzhou and Shenzhen, which have extended our influence and enhanced our brand recognition. We plan to continue our all-round roadshows at regional, national and international levels to further increase awareness of our brand and advance our business development.

Listing Planning and Evaluation:

●	We conduct comprehensive evaluation of a client’s prospects, including its assets and liabilities, financial position, management, development prospect and business model;

●	We offer assistance in reorganizing and standardizing the client’s business, work to optimize its business model and procedures, and help the client integrate its resources to highlight the value of the client;

●	We help reorganize the corporate structure and assist the client to build a management team for going public based on the actual conditions of the client; and

●	We assess and recommend qualified lawyers, auditors, investment banks and other institutions which can provide the client with pre-listing services.

We also ensure that we are in regular and efficient communication with all our clients who are planning to become a public company, or have already become public, and make certain that they have received the consulting services they need.

Where necessary, we will meet with clients on critical issues in public listing, or help them become familiar with important regulations in the securities markets and assist them in meeting the standards for going public. We also make sure that clients are updated with regulatory and legal changes.

Listing Solutions: We provide clients planning for a public listing with consulting services, which include models for reference and examples of successful cases. We also use our resources and experience to help clients connect directly with the corresponding securities regulatory commission.

Assistance with Negotiation and Implementation: With our advantages in resources and information, we assist clients with key negotiations with different parties and help them deal with various issues and problems before and after their public listing.

Funding Initiation: We use our resources to help clients who plan to go public, but face funding shortages to connect with venture capital, banks or other financial institutions that can provide potential assistance in their financing needs.

Client Equity Securitization Reform: We help to confirm the equity position of companies planning for going public, and provide assistance for them in working with qualified accounting and law firms to determine the share capital structure, stock par value and holding percentages of shareholders, and, where necessary, help clients to build a new equity structure in accordance with requirements of the relevant securities regulatory commission with whom the client is dealing.

Restructuring Consultancy: We work with qualified lawyers and auditing firms to help reorganize the client’s business model, procedures and organizational structure in order to maximize the client’s value and ensure that its public listing needs and requirements are met.

Route Design: We plan and design the proper procedures and methods for going public on behalf of our clients based on their assets, financial position, operations and other conditions.

Team Establishment: In accordance with the conditions of the clients and requirements by the relevant securities regulatory commission, we assist the clients to establish an organizational structure and a management team best suited for going public.

“Headhunting” Services: We work with headhunting companies, i.e. companies that provide employment or recruiting services to find the most qualified managers and professionals to meet the specific needs of our clients.

Follow-up Service: We provide clients with continuous consultancy and following-up services throughout the entire public listing process, from planning and preparation to success in becoming a public company.

Merger and Acquisition Planning: A major feature of our service is overall merger and acquisition planning and assistance with listing on international main boards of various countries, assistance with the preparation and execution of overseas initial public offering efforts and main board listing through public shell companies by means of reverse merger.

One useful tool in the transition from private to public company is the reverse merger or reverse takeover.

In a reverse merger, the shareholders of a private company acquire a majority of the shares of a “shell company”. The shell company is a public company that does not have an active business operation or significant assets. The shell company is then merged with the private company. This makes the public company registration process less time consuming and potentially less expensive. To finalize the reverse merger, the private company trades shares with the public shell in exchange for the shell company’s stock, and the private enterprise becomes a public company.

With numerous jurisdictions with which to deal, these mergers can be difficult. For small private companies, extra-jurisdictional government regulations and laws governing mergers are often difficult to understand, and without careful planning, there is a high failure rate with companies conducting mergers and acquisitions. Careful planning and pre-merger research is vital. Many companies starting out do not have the experience or resources to do the research necessary to complete a successful merger and to see a successful entity emerge from the process.

Among other requirements for a successful merger is detailed advance evaluation of the merger target, and the evaluation of the merger organization and its business plan. Clients will also need experienced assistance to develop strategies as they move beyond the merger process. Assistance with post-merger or post-acquisition organization, negotiations and planning are also important elements in determining the client’s success or failure. We have designed a program specifically tailored to address those issues for companies seeking to go public by means of a merger.

Assistance with Public Company Corporate Management: Among the services provided by us on behalf of our clients are those corporate services that are fundamental to a company’s survival and success. These include:

●	Assistance with and the preparation of all internal corporate documents, including corporate resolutions, minutes, changes and amendments to corporate documents as required;

●	Assistance with and the preparation of required legal and regulatory documents, including, but not limited to disclosure statements and agreements, subscription agreements, federal, state and regulatory filings, such registration statement(s), as required;

●	Assistance with the preparation of all required responses resulting from the filing of any of the aforesaid documents, and the preparation or assistance with the preparation of any and all required amendments to the aforesaid documents;

●	Guidance for the proper maintenance of all required legal and regulatory filings related to the foregoing documents;

●	Direct and continuous liaison with corporate attorneys, accountants and auditors on behalf of the enterprise;

●	Assisting the client with the proper maintenance of all company files.

Resource Matching: As we move forward in our business and increase our client base, we are working to establish long-term cooperation with a number of qualified accounting firms, law firms, investment banks, venture capital and other relevant institutions.

Developing Public Awareness: We are working to develop public awareness for clients through an in-house publication, by creating and producing road-shows for clients and by developing publicity materials as part of an ongoing commitment to help our client to achieve success.

Markets

Our market includes small and medium-sized enterprises (“SME”) in Asia, enterprises with financial requirements, enterprises seeking to increase public awareness and enterprises planning to expand their business internationally.

Competition

There is a similar equity financing platform in China, the ‘National Equities Exchange and Quotations’ (NEEQ, www.neeq.cc). It is managed by the Chinese Government and has considerable support from the government itself. NEEQ has been in operation since September 2012, and currently services more than 5,000 listed companies. While its services are limited to mainland China, there is no assurance that other countries or groups will not initiate similar services to compete directly with us. NEEQ is a financial service platform which deals with both equity information services as well as equity trading. While we offer information services for clients, we are not involved with equity trading and we are not an equity trading market and it is important to note that we are not now nor does it intend to be a trading market or provide quotations services for its clients. It is a platform designed solely for equity investment information and financing information services. It facilitates connections and negotiations between investors and project management. We assist investors seeking investment opportunities and companies seeking international investment.

Additionally, the online equity information industry we are entering into is intensely competitive. Large companies may preempt the field if they view opportunities that have sufficient financial rewards to enter the market. We are a relatively late entry into a mature market for most online information services. There can be no assurance that we will be able to develop a profitable niche in this market. While we intend to find niche products and services relying on previously unexploited services, there can be no assurance that we will be successful in this endeavor.

Intellectual Property

We are in the process of registering our trademark in Hong Kong and the United States. Our trademark registration has been approved both in Hong Kong and the United States.

Employees

We had a total of 6 employees as of December 31, 2016. The following table sets forth the number of our employees by function.

Function	Number
Finance	2
Technological	1
Listing Service	1
General and administrative	2
Total	6

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

Government Regulations

Through AEEGCL and its Chinese subsidiaries, we are providing consulting services to our clients. Our platform is designed to provide information of equity investment and financing to medium and small-sized enterprises in Asia. Upon becoming member clients, we assist these enterprises to distribute information about themselves, their project status, financial status and equity structure information and use our platform to attract individual investors and investment institutions worldwide. Our business goal is to develop business partners not only in China but throughout Asia. However, at present we have only 26 business partners all of which are located in China. These partners include legal consulting and accounting firms which are also responsible for seeking out and identifying suitable business enterprise clients and to help these potential clients to understand what we offer and to assist these clients to register as members of our platform. As we move forward we will seek business partners and clients throughout Asia.

Our business is mainly conducted by our China-based subsidiary, AACCL. AACCL provides training courses for our business partners to help them understand our platform and provides management and business consultancy for our Chinese business clients. Such services are within the scope of AACCL’s business license and is permitted by Chinese laws. We established AACCL due to our expectation that most of the business will originate in China and, as such, we are required to have a Chinese entity to conduct business in China.

The business scope of AACCL registered and recorded with the Chinese government as required during incorporation of AACCL includes: engaging in enterprise management consulting, economic information consulting, corporate image planning and the research and development, import and export service of electronic products, computer software and hardware products. As a foreign-invested company in China, AACCL is subject to government regulations on foreign investment and business operation. Specifically, according to Article 14 of Law of the People’s Republic on Foreign-capital Enterprises, all foreign-invested enterprises should establish account books, conduct independent accounting, submit accounting reports and statements as required and accept supervision by the financial and tax authorities. If an enterprise with foreign capital refuses to maintain account books in China, the financial and tax authorities may impose a fine on it, and the industry and commerce administration authorities may order it to suspend operations or may revoke its business license. In addition, China adopted a new Labor Contract Law, effective on January 1, 2008, and issued its implementation rules, effective on September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on our Chinese subsidiaries with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Furthermore, pursuant to company law of China, our Chinese subsidiaries are required to allocate at least 10% of their annual after-tax profits determined in accordance with accounting standards and regulations of China to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital.

Other than the required adherence to general business laws and regulatory disclosure as described above, our services do not appear to be affected by any specific Chinese government regulations. However, this does not preclude the possibility that China will institute regulations that will make it difficult or impossible for us to operate successfully, if at all, in China, and we would have to focus our business on companies located outside China.

However, it should also be noted that our business is operated by AEEGCL, a company incorporated in Samoa. No special license is required for its operations in Samoa. Though most of its business currently comes from China, its Samoan operations are not subject to regulations by the Chinese government.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We may not be able to obtain sufficient business partners to effectively cover our targeted market.

The business model adopted by us is to promote our services through our business partners in targeted countries and regions who are more familiar with the local markets and may be able to help us develop clients quickly. However, it takes time to develop qualified business partners and those selected may not turn out to be the right business partners, which may have a negative effect on our business development.

Our business plan is based on a relatively new model that may not be successful and we may not successfully implement our business strategies.

Our products and services are targeted at an emerging market and any potential increase in our revenues depends on the achievement of equity financing by our current and future clients, the SMEs in Asia, which is a new market in the region. In addition, we cannot guarantee the full and successful implementation of our business strategies. To ensure the successful reception of our products and services by a large number of SMEs in China, great efforts must to be made in promotion and business partner development. However, we cannot guarantee successful promotion of our products and services and we may not be able to realize our business goals.

The online equity information industry we are entering is highly competitive and there is no assurance that we will be successful in developing our product and entering the market successfully.

The online equity information industry we are entering is intensely competitive. Large companies may preempt the field if they view opportunities that have sufficient financial rewards to enter the market. We are a relatively late entry into a mature market for most online information services. There can be no assurance that we will be able to develop a profitable niche in this market. While we intend to find niche products and services relying on previously unexploited services, there can be no assurance that we will be successful in this endeavor.

China is in a period of transformation, with a great number of SMEs facing industry upgrading and innovation which requires large amount of funding. The Chinese government encourages SMEs to solve the lack of funds through equity financing. As a result, the National Equities Exchange and Quotations (NEEQ) and regional equity transaction centers have experienced rapid development in the past years. Though our products and services have advantages over those of NEEQ and regional equity transaction centers, these other agencies may have already preempted the field and gained recognition among SMEs. The Company must work hard to narrow such gap as quickly as possible and win the recognition by clients of our advantages and their acceptance of our products and services. If we are unable to do so, we may be unable to gain a sufficient number of clients and our business may fail.

As yet we have a limited number of clients or customers and we cannot guarantee we will ever have more. Even if we obtain additional clients or customers, there is no assurance that we will make a profit.

We have a limited number of clients or customers. We have identified additional potential clients, but we cannot guarantee we will be able to bring them in as clients. Even if we obtain additional clients or customers for our services, there is no guarantee that we will develop products and/or services that our clients/customers will want to purchase. If we are unable to attract enough customers/clients to purchase services (and any products we may develop or sell) it will have a negative effect on our ability to generate sufficient revenue from which we can operate or expand our business. The lack of sufficient revenues will have a negative effect on the ability of the Company to continue operations and it could force the Company to cease operations.

We provide services or will expand to provide services in a number of different jurisdictions with different legal, regulatory and language requirements. This will require personnel with legal, regulatory and language expertise in those jurisdictions and such personnel may not be readily available.

We provide services or will expand to provide services in a number of different countries. All of these jurisdictions may speak different languages and have different securities laws and legal requirements, especially with respect to laws governing reverse mergers. This will require us to seek out and engage local personnel with legal, regulatory and language expertise in those jurisdictions. Identifying qualified personnel may be very difficult, and such personnel may not be readily available or may be very expensive. Should we be unable to find properly trained and experienced personnel, we will be unable to function in those jurisdiction causing costly gaps in our ability to provide services.

Our business model will require the use and training of outside personnel, who may not be available to provide qualified services when needed.

Our business model requires relevant services from our business partners in other countries who will be selected in accordance with certain standards and provided with training by us in all aspects of our business. However, their trainability, professionalism and work ethic will vary and may not meet the strict requirements for our business. Additionally, outside personnel may not be available when needed, which may reduce customer satisfaction and further affect the image and business development of us. If we are unsuccessful in finding and training the required personnel, our business plan and ultimately our Company will fail.

The failure of our business partners to effectively promote the business may have a negative effect on our business development.

Our business partners are required to meet a large number of clients and educate them about all necessary aspects of the listing business. To ensure that our clients, some of which may have poor management skills, can meet the listing standards, extra and long-term efforts will have to be made by our business partners, some of whom may not do their utmost to promote the business. Lack of sufficient effort by our business partners will negatively affect our business development and we might fail.

A large amount of investment in promotion and business partner development at the early stage will affect our profits.

We are currently at the early stage of development and conducts business only in China. Though cooperative relationships have been established with some business partners, it will still require significant effort to achieve full business coverage in China. To promote our business and provide products and services for clients, we have made all-round and detailed promotional plans and policies and will carry out a number of road shows at regional, national and international levels. We will also adopt preferential policies for attracting business partners to advance our business. This will require a large amount of investment at the beginning and may affect our profits. If the necessary expenses are too high, we might not have sufficient funds to carry on our business and we will fail.

If we are not able to increase and maintain our brand influence, we may face difficulties in attracting new business partners and clients and may suffer damage to our business.

The Asia Equity Exchange brand is still being nurtured. We believe it is critical to increase and maintain our brand influence in our development of clients and in attracting new business partners. Our major competitors have built well-known brands and continue to increase their influence. Our failure to increase and maintain our brand influence for any reason may result in a material adverse effect on our business, operating results and financial position.

The fast growing and changing business environment may intensify our shortage of resources.

We plan to expand our business while developing customers and seeking market opportunities. Our limited operating, administrative and financial resources may not support our planned development. As the number of our clients and business activities increase, we will need to increase investment. We will need to improve the existing and implement new operating and financial systems, processes and controls, and expand, train and manage a growing team of employees. In addition, management will need to maintain and strengthen our relations with business partners. If we fail to effectively manage our development and expansion, our service quality may decrease, our business may suffer damage and our operating results may be materially and adversely affected.

We may be adversely affected due to the complicated and unclear regulatory system in the financial sector in which we operate.

The Chinese government strictly regulates the financial sector by setting out requirements for licenses and permits of foreign financial investment. Since regulations and rules in the financial sectors are relatively new and continuously changing, how they should be interpreted and exercised is extremely unclear. The interpretation and quotations of the current Chinese regulations and policies, the position of China Securities Regulatory Commission and new regulations and policies that may become materially uncertain factors in the legality of the current and future foreign investment and in the operation and management of Chinese equity financing, including our business. Under some circumstances, our current and former services or business may be deemed to have violated Chinese regulations, and we may be fined or penalized or our business and services may be terminated. This risk does not apply to our Samoan operations, which are not subject to Chinese regulations.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jun Liu, our Chairman and Chief Executive Officer and Tao Peng, our Director and Chief Technical Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing our business, any part of which could be harmed by further turnover.

As an “emerging growth company” under the Jumpstart our Business Startups Act (JOBS Act), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●            have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●            comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●           submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

● disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an “emerging growth company” for up to five years, or until the earliest of: (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Act of 1934, which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings ; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weakness in our internal control over financial reporting: (i) our inability to complete our implementation of comprehensive entity level controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions we enter into. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Our auditors, based in Beijing, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to full inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firms that issued the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the US Public Company Accounting Oversight Board (United States), or PCAOB, are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards.

However, our operations are solely located in the PRC, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Our independent registered public accounting firm, like others operating in China, is currently not subject to inspection conducted by the PCAOB. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditors’ audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Proceedings instituted by the SEC against five PRC-based accounting firms could result in financial statements being determined to be not in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. Rule 102(e)(1)(iii) grants to the SEC the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by the SEC, after notice and opportunity for a hearing, to have willfully violated, or willfully aided and abetted the violation of, any such laws or rules and regulations. On January 22, 2014, an initial administrative law decision was issued, sanctioning four of these accounting firms and suspending them from practicing before the SEC for a period of six months. The sanction will not take effect until there is an order of effectiveness issued by the SEC. In February 2014, four of these PRC-based accounting firms filed a petition for review of the initial decision. In February 2015, each of these four accounting firms agreed to a censure and to pay fine to the SEC to settle the dispute with the SEC. The settlement stays the current proceeding for four years, during which time the firms are required to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the CSRC. If a firm does not follow the procedures, the SEC would impose penalties such as suspensions, or commence a new, expedited administrative proceeding against the non-compliant firm or it could restart the administrative proceeding against all four firms.

While these issues raised by the proceedings are not specific to our auditor or to us, they potentially affect equally all PCAOB-registered audit firms based in China and all businesses based in China (or with substantial operations in China) with securities listed in the United States. Depending upon the final outcome, public companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which may result in SEC’s revocation of the registration of their shares under the Exchange Act. Such a determinate would cause the immediate delisting of our Common Stock from the NASDAQ Stock Market, and the effective termination of the trading market for our securities in the United States, which would likely have a significant adverse effect on the value of our securities. Moreover, although our independent registered public accounting firm was not named as a defendant in the above SEC administrative proceedings, any negative news about the proceedings against these audit firms may erode investor confidence in China-based, US public companies, including us, and the market price of our shares may be adversely affected.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

The PRC government exercises significant control over China’s economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, and preferential treatment of particular industries or companies. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China, or PBOC. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries. Our operating subsidiary in China is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises, or FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties for you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Moreover, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiary.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

We rely on dividends and other distributions on equity paid by our subsidiary for our cash needs.

We are a holding company, and we conduct all of our operations through our subsidiaries. We rely on dividends and other distributions on equity paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiary, it is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its statutory general reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

The majority of our sales will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

In addition, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, issued by the PRC State Administration of Foreign Exchange (“SAFE”), and effective as of August 29, 2008 (“Circular 142”), regulates the conversion by foreign-invested enterprises of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the relevant government authority and may not be used to make equity investments in PRC, unless specifically provided otherwise. SAFE further strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a foreign-invested enterprise. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Any violation of Circular 142 may result in severe penalties, including substantial fines.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. However, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. From July 2008 to June 2010, the RMB traded within a narrow range against the U.S. dollar. On April 16, 2012, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Failure to comply with PRC regulations relating to the investment in offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

On July 14, 2014, SAFE issued the Circular on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“Circular 37”), which replaced the Circular 75, promulgated by SAFE on October 21, 2005. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.”

We have notified substantial beneficial owners of our company who we know are PRC residents to comply with the registration obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE. These risks may have a material adverse effect on our business, financial condition and results of operations.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. The regulations prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. On February 3, 2011, the Circular on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors was promulgated by the General Office of the State Council, which went into effect on March 4, 2011. On August 25, 2011, the Ministry of Commerce issued the corresponding implementation rules. According to these rules, a foreign investor’s acquisitions of Chinese companies in the fields of military, important agricultural products, energy and resources, infrastructure, transport service, key technology and major equipment manufacturing, and other restricted fields requires security review by a ministerial panel established and governed under the direction of the State Council and led by the National Development and Reform Commission and Ministry of Commerce. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, all of our current directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on Chinese company’s business operations and its acquisition strategy.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, effective on January 1, 2008, and the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises , or SAT Announcement 7, effective on February 3, 2015, issued by the SAT, if a non-resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. SAT Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. However, as SAT Announcement 7 is newly issued, there is uncertainty as to the application of SAT Announcement 7 and the interpretation of the term “reasonable commercial purpose.”

Under SAT Announcement 7, the entity which has the obligation to pay the consideration for the transfer to the transferring shareholders has the obligation to withhold any PRC corporate income tax that is due. If the transferring shareholders do not pay corporate income tax that is due for a transfer and the entity which has the obligation to pay the consideration does not withhold the tax due, the PRC tax authorities may impose a penalty on the entity that so fails to withhold, which may be relieved or exempted from the withholding obligation and any resulting penalty under certain circumstances if it reports such transfer to the PRC tax authorities.

Although SAT Announcement 7 is generally effective as of February 3, 2015, it also applies to cases where the PRC tax treatment of a transaction that took place prior to its effectiveness has not yet been finally settled. As a result, SAT Announcement 7 could be determined by PRC tax authorities to be applicable to the historical reorganization, and it is possible that these transactions could be determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of shares by certain shareholders to other parties could be subject to corporate income tax of up to 10% on capital gains generated from such transfers, and PRC tax authorities could impose tax obligations on the transferring shareholders or subject us to penalty if the transferring shareholders do not pay such obligations and withhold such tax.

SAT Announcement 7 and its interpretation by relevant PRC authorities clarify that an exemption provided by SAT Circular 698 for transfers of shares in a publicly-traded entity that is listed overseas is available if the purchase of the shares and the sale of the shares both take place in open-market transactions. However, if a shareholder of an entity that is listed overseas purchases shares in the open market and sells them in a private transaction, or vice-versa, PRC tax authorities might deem such a transfer to be subject to SAT Circular 698 and SAT Announcement 7, which could subject such shareholder to additional reporting obligations or tax burdens. Accordingly, if a holder of the Company’s common stock purchases such common stock in the open market and sells them in a private transaction, or vice-versa, and fails to comply with SAT Circular 698 or SAT Announcement 7, the PRC tax authorities may take actions, including requesting to provide assistance for their investigation or impose a penalty on it, which could have a negative impact on the company’s business operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, have agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our subsidiaries, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our subsidiaries may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our subsidiaries liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is quoted on the OTC Market which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Market. The OTC Market is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

There are numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our shares;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our clients;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the our industries;

●	investor perceptions of the our industry in general and our company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	major catastrophic events;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	sales of our shares, including sales by our directors, officers or significant shareholders; and

●	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our shares and other interests in our company at a time when you want to sell your interest in us.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and as a result, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for shareholders to purchase or sell our shares.

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

Our major shareholders, collectively, own approximately 95.88% of our outstanding common stock and may be able to control our management and affairs.

Due to the controlling amount of their share ownership in our Company, the controlling shareholders have a significant influence in determining the outcome of all corporate transactions, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence and audit committee oversight. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so.

Our Board of Directors is comprised of three individuals, all of whom are also our officers. As a result, we do not have independent directors on our Board of Directors.

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.

For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided. However, as a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it was approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as fully reporting company.

Pursuant to Section 15(d), we are required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. However, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of our equity securities will not be required to report information about their ownership positions in the securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal place of business and corporate offices are located at Suite 2603, 26/F, COFCO Tower, 262 Gloucester Road, Causeway Bay, Hong Kong comprising an aggregate of approximately 5,382 square feet.

We are occupying our offices under a 15-month lease that expires in January 2018 and provides for monthly lease payments of $1,290(fiscal year 2016 exchange rate).

Our subsidiary company AACCL leased a place of 6,544 square feet in China as office facilities to house their administrative, marketing, and engineering and professional services which cost $18,248 (fiscal year 2016 exchange rate) per month. We believe our facilities and equipment to be in good condition and reasonably suited and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Market under the symbol “AEEX”.

The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by on Yahoo.com. for the periods indicated. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Closing Prices(1)
	High	Low
Year Ended December 31, 2016
First Quarter	$6.20	$4.99
Second Quarter	$5.80	$0.5002
Third Quarter	$2	$0.4999
Fourth Quarter	$2.5	$0.625

Period Ended December 31, 2015
First Quarter	$0.0025	$0.0025
Second Quarter	$0.0025	$0.0025
Third Quarter	$0.010	$0.010
Fourth Quarter	$9.00	$0.010

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by OTC Markets for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 24, 2017, there were approximately 140 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due, as provided in Chapter 78.288 of the Nevada Revised Statutes. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2016 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2016 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2016.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are a holding company that only operates through our indirectly owned Chinese subsidiary. Through our Chinese subsidiary, we offer an international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia, mainly in China. Currently 34 companies are registered with us, and additional 36 companies are in the process of preparing the necessary documents for registration with us. All companies currently registered with us are located in China, as are the additional companies in the process.

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

	Transition Period Ended	Years Ended December 31,		Change
	December 31, 2015	2015	2016	$	%
Revenues	$-	$-	$563,363	563,363	100
Cost of sales	-	-	362,081	362,081	100
Gross profit	-	-	201,282	201,282	100
General and administrative expenses	-	24,246	405,348	381102	1572
Profession fee	4,884	20,189	49,478	29289	145
Total other expense	-	-	2,399	2399	100
(Loss) profit before income taxes	(4,884)	(44,435)	(255,493)	(211,058)	476
Other Income (Expense)	-	-	153	153	100
Other Expense			11	11	100
Income tax credit	-	-	-	-	-
Net (loss) profit	(4,884)	(44,435)	(255,801)	(211,366)	476

Revenues. Our company has generated $563,363 and $nil revenues for the year ended December 31, 2016 and 2015, respectively, from the provision of consultancy services in investment and corporate management.

We generated no revenues for the transitional period from October 31, 2015 to December 31, 2015.

Cost of sales. Cost of sales increased to $362,081 for the year ended December 31, 2016, as compared to $nil for fiscal year ended December 31, 2015, an increase of $362,081 or 100%. Included in cost of sales were information collection and analysis of overseas capital market, selection of third party for cooperation, and survey services of employment.

We did not incur any cost of sales for the transitional period from October 31, 2015 to December 31, 2015.

Gross profit. Gross profit for the year ended December 31, 2016 was $201,282, or 36% of revenues as compared to a gross profit of $nil, for the fiscal year 2015.The Company’s original business plan was to manufacture low cost GPS tracking devices and software. However this business was not successful and the Company had no revenues generated from its business until it start new business such as offer an international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia.

There was no gross profit for the transitional period from October 31, 2015 to December 31, 2015.

General and administrative expenses. General and administrative expenses increased to $405,348 for the year ended December 31, 2016, as compared to $24,246 for fiscal year 2015.The increase was mainly because we rent two offices both in Shenzhen and Hong Kong which contained $195,600 of rental fee.

For the transition period from October 1, 2015 to December 31, 2015, we incurred professional fees of $4,884.

Income tax credit. No income tax expense was incurred for each of the fiscal years 2016, 2015 and the transition period from October 1, 2015 to December 31, 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $255,801 for the fiscal year ended December 31, 2016, compared to a net loss of $44,435 for the fiscal year ended December 31, 2015.

We had a net loss of $4,884 for the transition period from October 1, 2015 to December 31, 2015.

Plan of Operation

In 2017, we plan to enroll 200 or more qualified businesses in mainland China, and in ten other countries in Asia. We will cooperate with these authorized institutions in various commercial roadshows to expand our influence at home and abroad, and will establish contacts with governments at all levels to elicit their support and assistance. Our ultimate aim in 2017 is to enroll 1000 companies to be listed on our website www.asiaotcmarkets.com for equity financing.

Liquidity and Capital Resources

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, a narrow client base, limited sources of revenue, and possible cost overruns due to the price and cost increases in supplies and services.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. To date we have been dependent on related parties for our source of funding. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

Currently we spend approximately $38,101 per month for basic operations. During the next 12 months, we expect to incur the same costs as the current monthly expenses. However, as we work to expand our client base, we expect to incur significant operation expenses will increase to meet increased demand. We will also need to hire additional employees in order to accommodate new clients.

The following table sets forth a summary of our cash flows for the periods indicated:

	Transition Period Ended December 31,	Years Ended December 31,
	2015	2015	2016
Net cash used in operating activities	$-	$(39,412)	$(6,173)
Net cash used in investing activities	-	-	61,533
Net cash provided by financing activities	-	23,832	-
Effect of exchange rate changes on cash and cash equivalents	-	-	-
Net (decrease) increase in cash and cash equivalents	-	(15,579)	55,360
Cash and cash equivalents at beginning of the year/period	-	15,579	-
Cash and cash equivalents at end of the year/period	$-	$-	$55,360

Operating Activities

During the fiscal year ended December 31, 2016, we received $560,492 in cash from operating activities.

During the fiscal year ended December 31, 2016, we received $501,576 in cash from other operating activities compared to cash received of $31,715 for the year end December 31, 2015 and $4,884 for the transition period between October 1, 2015 to December 31, 2015.

During the fiscal year ended December 31, 2016, we used $361,792 for business services, $80166 for salary and $5,003 for varies fees of government. During the fiscal year ended December 31, 2016, we used $621,280 for other operation activities compared to $71,127 for the year end December 31, 2015 and $4,884 for the transition period between October 1, 2015 to December 31, 2015.

During the fiscal year ended December 31, 2016, our company had a net loss from operations of $6,173 compared to $39,412 for the year end December 31, 2015.

Investing Activities

During the fiscal year ended December 31, 2016, we received $63,696 from investing activities and spent $2,162 for purchased fixed assets and intangible assets.

During the year ended December 31, 2015, we used no cash in investing activities. During the transition period between October 1, 2015 to December 31, 2015, we used no cash in investing activities.

Financing Activities

During the fiscal year ended December 31, 2016, we used no cash in financing activities.

During the fiscal year ended December 31, 2015, our company received $27,108 from other financing activities and used $3,276 for other financing activities.

During the transition period between October 1, 2015 to December 31, 2015, we used no cash in financing activities.

Critical Accounting Policies

The relevant accounting policies are listed below.

Year end

The Company’s fiscal year-end is December 31.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles(“GAAP”) of the United States.

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

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of December 31, 2016 and 2015.

Goodwill and Intangible Assets

Goodwill was generated through the acquisitions made during 2016. As the total consideration paid exceeded the value of the net assets acquired, we recorded goodwill for each of the completed acquisitions. At the date of the acquisition, we performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.

Fair value of financial instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on the three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

Level 1: Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs (other than Level 1 quoted prices) such as quoted prices active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar as or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our financial instruments, including cash and cash equivalents, balances with directors and related parties, other receivables and other payables approximate their fair value due to the short maturities of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2016 or December 31, 2015.

Earnings per share

The Company has adopted ASC Topic 260, “Earnings per Share,”(“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities which complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.As of December 31, 2016 and December 31, 2015, there was no dilutive security outstanding.

Recently Issued Accounting Standards

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Inflation

Inflation does not materially affect our business or the results of our operations.

Seasonality

The nature of our business does not appear to be affected by seasonal variations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Beijing Yongtuo CPAs (Special general partner) Shenzhen Branch

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Asia Equity Exchange Group, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying balance sheets of Asia Equity Exchange Group, Inc. as of December 31, 2016, December 31, 2015 and September 30, 2015 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two fiscal years ended December 31, 2016, December 31, 2015 and the transition period for the three months ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Equity Exchange Group, Inc. at December 31, 2016, December 31, 2015, September 30, 2015, and the results of its operations and its cash flows for each of the three fiscal years ended December 31, 2016, December 31, 2015, September 30, 2015, and the transition period for the three months ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beijing Yongtuo CPAs (Special general partner) Shenzhen Branch
Beijing Yongtuo CPAs (Special general partner) Shenzhen Branch

March 30, 2017
Shenzhen, China

ASIA EQUITY EXCHANGE. GROUP, INC

(Formerly I IN THE SKY INC.)

Balance Sheets

	December 31,	December 31,	Transition Period
	2016	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$55,360	$-	$-
Prepaid expenses	5,554	5,833	5,833
Other receivable	669	-	-
Rental deposit	34,708	-	-
Total current assets	96,291	5,833	5,833
Fixed assets, net of accumulated depreciation	34,220	-	-
Intangible assets, net of amortization	6,013	-	-
Goodwill	1,189,921	-	-
Other non-current assets	3,604	-	-

TOTAL ASSETS	$1,330,049	$5,833	$5,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$171,795	$856	$1,056
Note payable - related party	423,686	14,608	14,408
Total current liabilities	595,481	15,464	15,464
TOTAL LIABILITIES	$595,481	$15,464	$15,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 shares issued and outstanding	1,146,000	146,000	146,000
Capital deficiency	(23,713)	(23,713)	(23,713)
Accumulated deficit	(387,719)	(131,918)	(131,918)
Total Stockholders’ Deficit	734,568	(9,631)	(9,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,330,049	$5,833	$5,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA EQUITY EXCHANGE. GROUP, INC

(Formerly I IN THE SKY INC.)

Statements of Operations

	For the Year Ended December 31,		For the transition period
	2016	2015	2015

REVENUE	$563,363	$-	$-
Cost of Sales	362,081	-	-
Gross Profit	201,282	-	-

OPERATING EXPENSES
General and administrative	405,348	24,246	-
Professional fees	49,478	20,189	4,884
Total other expenses	2,399	-	-
Total Operating Expenses	457,225	44,435	4,884

Net loss from operations	(255,943)	(44,435)	(4,884)

Other Income	153	-	-
Other expenses	11	-	-
Provision for income taxes	-	-	-
Net Loss	$(255,801)	$(44,435)	$(4,884)

Basic and diluted loss per common share	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	1,146,000,000	146,000,000	146,000,000

The accompanying notes to the financial statements are an integral part of these audited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statement of Stockholders’ Deficit

For the Year Ended December 31, 2016

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit

Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders’ shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	-25,700	-25,700
Balance - September 30, 2013	122,000,000	$122,000	$-109,800	$-25,700	$-13,500
Shares issued for cash at $0.025 per share	24,000,000	24,000	36,000	-	60,000
Net loss	-	-	-	-53,172	-53,172
Balance - September 30, 2014	146,000,000	146,000	-73,800	-78,872	-6,672

Write off loan to contributed capital			50,087		50,087
Net loss				-48,162	-48,162
Balance - September 30, 2015	146,000,000	$146,000	$-23,713	$-127,034	$-4,747

Net loss				-4,884	-4,884
Balance - December 31, 2015	146,000,000	$146,000	$-23,713	$-131,918	$-9,631

Shares issued for cash at $0.00001 per share for acquisition	1,000,000,000	1,000,000
Net loss				-255,801	-255,801
Balance - December 31, 2016	1,146,000,000	1,146,000	-23,713	-387,719	734,568

The accompanying notes to the financial statements are an integral part of these audited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statements of Cash Flows

			For the transition
	For the Year End December 31,		Period
	2016	2015	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255,801)	$(44,435)	$(4,884)
Changes in operating activities:
Depreciation and amortization	$11,481	$-	$-
Prepaid Expenses	(103,896)	4,167	-
Accounts payable and accrued liabilities	342,043	856	4,884
Net cash used in operating activities	(6,173)	(39,412)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	$61,533	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	$-	$23,833	$-

Net increase (decrease) in cash and cash equivalents	55,360	(15,579)	-
Cash and cash equivalents, beginning of period	-	15,579	-
Cash and cash equivalents, end of period	$55,360	$-	$-
Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash financing activities:
Note payable related party forgiven to contributed capital	$50,087	$50,087	$50,087

The accompanying notes to the financial statements are an integral part of these audited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

(formerly I IN THE SKY INC.)

Notes to the Audited Financial Statements

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Asia Equity Exchange Group, Inc. (“the Company” or “AEEX”) is a Nevada corporation incorporated on July 15, 2013, under the name “I In The Sky, Inc.” (“SYYF”). The Company filed a name change to AEEX with the state of Nevada on July 22, 2015. It is based in Hong Kong, the People’s Republic of China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year ends on December 31.

The Company’s original business plan was to manufacture and market low cost GPS tracking devices and software to businesses and families. However this business was not successful and the Company had no revenues generated from its business until April 12, 2016 when it completed the reverse acquisition of Asian Equity Exchange Group Company Limited (“AEEGCL”).

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

AEEGCL is a company incorporated under the laws of Samoa on May 29, 2015. It offers an international equity assistance and information service platform designed to provide listing assistance services, equity investment financing information and public relationship services to enterprises in Asia, mainly in China. AEEGCL owns 100% of AEEX (HK) International Financial Service Limited (formerly known as Yinfu International Enterprise Limited, “AEEX HK”), a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Asian & American Consultant (Shenzhen) Co., Ltd (formerly known as Yinfu Guotai Investment Consultant (Shenzhen) Co., Ltd., “AACCL”), a corporation incorporated in the People’s Republic of China (the “PRC”) on April 15,2015. Both AEEX HK and AACCL are engaged in the provision of investment and corporate management consultancy services.

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

The Company aims to build and complement the multi-layer capital market system in Asia, and create a unique and authoritative intercontinental equity information platform which will effectively complement in business functions, service means and financing channels with OTC markets in countries and regions in Asia. AEEX also endeavors to build a system of global cooperation to provide listed enterprises with equity financing means through domestic and overseas channels, and to offer nurturing pre-listing tutoring, incubating and supporting services for their listing on overseas capital markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENT IN AFFILIATE COMPANIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Asian Equity Exchange Group Co., Ltd. (“AEEGCL”), AEEX (HK) INTERNATIONAL FINANCIAL SERVICES LIMITED (“AEEX (HK)”), and Asian & American consultant (Shenzhen) Co., Ltd. (“AACCL”) since April 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Earnings Per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2016 and 2015, there was no dilutive security outstanding.

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

Concentrations of Credit Risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of December 31, 2016 amounted to $55,048, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $55,360 and $0 in cash and cash equivalents as of December 31, 2016 and 2015, respectively.

Intangible Assets

Intangible assets consist of computer software and are recorded at cost. Amortization is calculated using the straight line method over the estimated useful life of the computer software, which is 5 years.

Goodwill and Indefinite Lived Intangible Assets

Goodwill was generated through the acquisitions made by the Company. As the total consideration paid exceeded the value of the net assets acquired, the Company record goodwill for each of the completed acquisitions. At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to the Company by the acquired to the Company by the acquired entity.

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results.

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

Impairment of Long-lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the periods presented, the Company did not impair any plant and equipment .

Commitments and Contingencies

The Company follows ASC 450-20 , “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2016 and 2015.

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

Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on the three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

Level 1: Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs (other than Level 1 quoted prices) such as quoted prices active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar as or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our financial instruments, including cash and cash equivalents, balances with directors and related parties, other receivables and other payables approximate their fair value due to the short maturities of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2016 or December 31, 2015.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (USD). The functional currency of the Company is USD. The functional currency of AEEGCL, AEEX HK and AACCL are USD, Hong Kong Dollar (HKD) and Renminbi (RMB), respectively. The translation rates are as follows:

	December 31, 2016	December 31, 2015
Average HKD : US$ exchange rate in the period	0.128840	0.129003
Spot HKD : US$ exchange rate as at the period end	0.128946	0.129019
Average RMB : US$ exchange rate in the period	0.150382	0.160332
Spot RMB : US$ exchange rate as at the period end	0.144155	0.153998

Share-based Expenses

ASC 718 “Compensation-Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employee, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The following table sets forth the computation of basic earnings per share, for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Net loss	(255,081)	(44,435)

Weighted average common shares issued and outstanding (basic and diluted)	1,146,000,000	146,000,000

Net loss per common share, basic and diluted	(0.00)	(0.00)

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued, and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of December 31, 2016, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

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

During the years ended December 31, 2016 and 2015, the Company has issued the following shares of common stock:

Pursuant to its registration statement, the Company issued 1,000,000,000 shares of common stock at $0.00001 per share for acquisition of AEEGCL.

As of December 31, 2016 and 2015, the Company has 1,146,000,000 shares of common stock issued and outstanding.

Reserve fund

In accordance with the relevant laws and regulations in the PRC, the Company’s subsidiary in the PRC is required to transfer 10% of their profits after tax to a reserve fund until the reserve fund reaches 50% of the registered capital of the subsidiary. The reserve fund is non-distributable.

NOTE 4 – GOODWILL

Goodwill was generated through the acquisitions made by the Company. As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for completed acquisition. At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.

Net assets of the acquired company	$(189,921)
Merger price	$1,000,000
Balance (goodwill)	$(1,189,921)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2015, the former CEO advanced the Company $12,500 for operating expenses, received payments of $3,276 and forgave the balance owing of $50,087.

During the year ended September 30, 2015, the new CEO advanced the Company $9,719 for operating expenses.These advances have been formalized by non-interest bearing demand notes.

During the year ended December 31, 2015, the new CEO advanced the Company $14,608 for operating expenses. During the transition period September 30, 2015, the new CEO advanced the Company $4889.。

During the year ended December 31, 2016, the new CEO advanced $21,977 to AEEX, $10,065 to AEEGCL, $258,671 to AEEX (HK) and $132,973 to AACCL for operating expenses. These advances have been formalized by non-interest bearing demand notes.

During the year ended December 31, 2016, AEEX (HK) advanced AEEX $76,919 and AEEGCL $6,640 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

During the year ended December 31, 2016, AACCL advanced AEEX (HK) $116 for operating expenses. These advances have been formalized by non-interest bearing demand notes.

NOTE 6 – PROVISION FOR INCOME TAXES

United States

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the fiscal year ended December 31, 2016 and 2015.

Hong Kong

AEEX HK is subject to Hong Kong profits tax at a rate of 16.5%, and did not have any assessable profits arising in or derived from Hong Kong for the fiscal year ended December 31, 2016 and 2015 and and accordingly no provision for Hong Kong profits tax made in these periods

PRC

AACCL is a PRC operating company and is subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax IS generally imposed at a statutory rate of 25%.

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

As of September 30, 2016 and December 31, 2015, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the fiscal year ended December 31,2016 and 2015, and no provision for interest and penalties is deemed necessary as of December 31,2016 and 2015.

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

	December 31, 2016
	Net loss	Deferred tax assets
AEEX	$(79410)	$26999
AEEGCL	(550)	-
AEEX (HK)	68487	-11300
AACCL	(244328)	61082
Income tax credit for the period	-255801	76781

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of December 31, 2016. From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued, and concluded that no subsequent events required disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2016 because of the material weaknesses set forth below that our management identified in our internal control over financial reporting as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2016 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2016, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Jun Liu	41	Chairman of the Board, President and Chief Executive Officer
Tao Peng	31	Director and Chief Technical Officer
Zaixian Yu	38	Director and Secretary
Yue Ming	30	Chief Financial Officer

Jun Liu has served as the Chairman of Board, President and Chief Executive Officer since July 5, 2015 and was our Chief Financial Officer from December 15, 2015 until July 1, 2016. Mr. Liu has about 20 years management experience in various industries. Since March 2003, Mr. Liu has served as a director of the sub-center for the State Government Online Project Service Center in Shenzhen, and Mr. Liu Jun also currently serves on the Expert Committee of E-commerce for several universities and is Honorary Vice Headmaster and visiting professor of Si Chuan Culture and Media College. From November 2014 to June 2015, Mr. Liu was President and sole director of AACCL Gold Corporation (“AACCL”), which is an internet financial company with common stock being quoted on the OTC Markets under the trading symbol “ELRE.” From May 2008 to December 2009 he served as Chairman and President of Morgan Networks one of the first online shopping centers in China. From December 2000 to December 2001, Mr. Liu served as head of marketing at Alibaba Group. Mr. Liu graduated from the Harbin Institute of Technology Department of Applied Physics with a Bachelor’s degree and is a Distinguished Member of the Chinese Academy of e-government experts.

Tao Peng has served as our director and Chief Technical Officer since July 5, 2015 and was our Treasurer from July 5, 2015 until July 1, 2016. From November 2014 to present, he has served as the Chief Technical Officer of AACCL. From November 2010 to November 2014, Mr. Peng served as Director of Technical Department of Shenzhen Shangyuan E-commerce Technology Co., Ltd., where he was responsible for software development and department management. Mr. Peng Tao received his Bachelor’s Degree in Computer Science and Technology and Software Engineering from Hunan Institute of Science and Technology in October 2010.

Zaixian Yu has served as our director since December 26, 2016 and our Secretary since July 1, 2016. Ms. Yu served as a training manager assistant and training manager at ZTE Corporation, one of global IT Top 100 Enterprises and Top 10 Public Companies in China, from 2003 to 2006. From 2007 to 2011, she was an international sales manager in charge of sales, order follow-up and customer relationship at Shenzhen Sunidea Technology Co., Ltd. Prior to joining the Company as the secretary of the Board in 2015, Ms. Yu served as the vice president for customer relationship and market development at Shangyuan Electronic Commence Co., Ltd. from 2012 to 2014. Ms. Yu holds a Bachelor’s degree in English literature from Xi’an International Studies University.

Yue Ming has served as our Chief Financial Officer since March 24, 2017. Ms. Ming has more than 8 years corporate finance and accounting experience. She has served as our Treasurer since January 20, 2017. From December 1, 2014 to March 23, 2017, she acted as the Company’s internal accountant. Prior to joining the Company, Ms. Ming was employed for more than 4 years by Shenzhen Yamuna Science and Technology Co., Ltd., an international trade company, most recently as finance manager from April 12, 2010 to November 30, 2014. Ms. Ming started her accounting career at Shenzhen Hui Tian Accounting Firm on July 1, 2009 after she graduated from Central China Normal University where she majored in international trade.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

The board of directors is currently composed of three members, Mr. Jun Liu, Mr. Tao Peng and Ms. Zaixian Yu. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

None of our directors is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Code of Business Ethics and Conduct

We have adopted a Code of Business Conduct and Ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. During the fiscal year ended December 31, 2016, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver via a current report on Form 8-K.

Our Code of Business Conduct and Ethics has been filed as Exhibit 14.2 to the Annual Report on Form 10-K for fiscal year ended September 30, 2015. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Asia Equity Exchange Group, Inc., Suite 2603, 26/F, COFCO Tower, 262 Gloucester Road, Causeway Bay, Hong Kong.

Section 16(A) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the fiscal years ended December 31, 2016 and 2015. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

				Stock
				Awards	Option
Name and Principal Position	Year	Salary ($)(1)		($)	Awards ($)	Total ($)
Jun Liu, President, Chief Executive Officer (2)	2016	8,646		-	-	8,646
	2015	9,240		-	-	9,240

Michael Staples, former President and Chief Executive Officer (2)	2016	-		-	-	-
	2015	10,000	(3)	-	-	10,000

(1) The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or RMB 1 to $0.144155 (fiscal year 2016 exchange rate), RMB 1 to $0.153998 (2015 exchange rate).

(2) Mr. Liu was appointed as President and Chief Executive Officer on July 6, 2015 upon Mr. Staples’ resignation on the same date.

(3) Mr. Staples received 10,000,000 shares of Common Stock for compensation of $10,000 as the Company’s officers.

Summary of Employment Agreements

Asian Equity Exchange Group Company Limited and Jun Liu entered into a five year employment agreement effective July 6, 2015. Under the agreement Mr. Liu is entitled to receive an annual salary of RMB 60,000 or $8,646 (fiscal year 2016 exchange rate).

Outstanding Equity Awards at Fiscal Year-End 2016

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2016.

Compensation of Directors

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2016. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. However, we do reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 24, 2017 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names	Amount and Nature of
of Certain Beneficial Owners (1)	Beneficial Ownership (1)
	Number (2)	Percent (3)
Jun Liu, Chief Executive Officer, President and Chairman Hao, Rong Chao Da Xia, Block B Room 609 Bao’an Zhong Xin Qu Shenzhen City 2021-1 China, 518101	44,660,000	3.9%

Yue Ming, Chief Financial Officer NO.26, LiuTang Road, XiXiang Street, Bao’an District, Shenzhen, Guangdong, China, 518101	-	*

Zaixian Yu, Director and Secretary Room 402, 7th Building, Yu Kang Hua Yuan, 14 XueFu Road, NanShan District, Shenzhen, Guangdong, China, 518000	-	*

Tao Peng, Director and Chief Technical Officer Room 208, 5th Block, 19 FuGong Road, FuTian District, Shenzhen, Guangdong, China, 518101	5,000,000	0.44%

All executive officers and directors as a group (4 persons)	49,660,000	4.34%

5% Security Holders

Blue Tech Holding Limited (4) Room 1504, No.11, Sheng Shi Hua Cheng, Yinzhou District, Ningbo Zhejiang, China	500,000,000	43.63%

Great State Investments Limited(5) Portcullis Chambers P.O.Box 1225 Apia, Samoa	200,000,000	17.45%

Asian Equity Exchange CO., LTD(6)	70,000,000	6.11%
Portcullis TrustNet Chambers,
P.O.Box 1225
Apia, Samoa

Qi Jian Unit B, 5/F, CKK Commercial Centre 289 Hennessy Road Wanchai, Hong Kong	60,000,000	5.24%

*	Denotes less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares beneficially owned is determined under Securities and Exchange Commission (“SEC”) rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

47

(2)

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power(or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)

A total of 1,146,000,000 shares of Common Stock are considered to be outstanding on March 24, 2017. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange

Act.

(4)	Ma Ning has controlling interests and exercises voting and investment power over the shares owned by Blue Tech Holding Limited.

(5)	Liu Haiyun has controlling interests and exercises voting and investment power over the shares owned by Honest Billion Investment Limited.

(6)	Feng Ka has controlling interests and exercises voting and investment power over the shares owned by Asia Equity Exchange CO., LTD.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

On June 30, 2016, the Company dismissed Anthony Kam & Associates Limited, CPA (“AKAM”) as the independent registered public accounting firm of the Company, effective immediately. Concurrent with the dismissal of AKAM, the Company, upon the Board of Directors’ approval, engaged Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) as the Company’s independent registered public accounting firm, effective immediately.

On September 22, 2016, the Company was advised that Crowe Horwath would no longer provide audit and assurances services to public companies subject to the statutes and regulations of the United States effective as of October 1, 2016. Accordingly, the Company, with the approval of its Board of Directors, dismissed Crowe Horwath as its independent registered public accounting firm, effective September 28, 2016. Concurrent with the dismissal of Crowe Horwath, the Company, upon the approval of the Board of Directors, engaged DCAW (CPA) Limited (“DCAW”) as the Company’s independent registered public accounting firm, effective immediately. DCAW changed its name to Centurion ZD CPA Limited on October 25, 2016.

On March 24, 2017, the Company dismissed Centurion ZD CPA Limited and engaged Beijing Yongtuo CPAs (Special general partner) (Shenzhen Branch) (“BY”) as the independent registered public accounting firm of the company with the approval of its Board of Directors, effective immediately.

	Fiscal Year Ended December 31,
	2016	2015
Audit Fees (1)	$3,225	$10,000
Audit Related Fees	4,495	-
Tax Fees (2)	900	500
All Other Fees	108	-
Total Fees	$8,728	$10,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Board of Directors in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Board of Directors will pre-approve any permissible non-audit services to be provided by the Company’s independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Board of Directors may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Board of Directors at its next meeting. All of our accountants’ services described above were pre-approved by the Board of Directors or by one or more members under the delegate authority described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2017

Asia Equity Exchange Group, Inc.

By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer

By:	/s/ Yue Ming
Yue Ming
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Liu	Chairman and Chief Executive Officer	March 30, 2017
Jun Liu	(Principal Executive Officer)

/s/ Yue Ming	Chief Financial Officer	March 30, 2017
Yue Ming	(Principal Financial and Accounting Officer)

/s/ Zaixian Yu	Director and Secretary	March 30, 2017
Zaixian Yu

/s/ Tao Peng	Director and Chief Technical Officer	March 30, 2017
Tao Peng

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on November 12, 2013)

3.2	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2015)

3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on November 12, 2013)

10.1	Subscription Agreement (incorporated by reference to exhibit 99.1 in our Registration Statement on Form S-1 filed on November 12, 2013)

10.2	Informal Agreement with Company Officer (incorporated by reference to exhibit 99.2 in our Amended Registration Statement on Form S-1/A filed on February 5, 2014

10.3	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Asia Equity Exchange Group Co., Ltd. Dated November 30, 2015.(Incorporated by reference. Filed with our Form 8-K dated December 1, 2015.

10.4	Loan Agreements between Liu Jun and Asia Equity Exchange Group, Inc. executed between August 30, 2015 and March 31, 2016.

10.31	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of ASIA EQUITY EXCHANGE GROUP CO., LTD. Dated November 30, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 1, 2015)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K for fiscal year ended September 30, 2015).

14.2	Code of Ethics filed as an exhibit to our Form 10-K Annual Report for September 30, 2015.Filed January 11, 2016.

21.1*	List of subsidiaries of the registrant

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

