Form 10-Q
period 2017-03-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2017-05-12
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 per value	1,146,000,000

ASIA EQUITY EXCHANGE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$164,617	$55,360
Prepaid expenses	12,222	5,554
Account receivable	29,000
Other receivable	848	669
Rental deposit	34,897	34,708
Total current assets	241,584	96,291
Fixed assets, net of accumulated depreciation	31,413	34,220
Intangible assets, net of amortization	5,801	6,013
Goodwill	1,189,921	1,189,921
Other non-current assets	2,944	3,604
TOTAL ASSETS	$1,471,662	$1,330,049

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$-	$171,795
Income Taxes Payable	10,116	-
Other payables	50,296	-
Amount due to a director	451,949	423,686
TOTAL LIABILITIES	$512,361	$595,481

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 shares issued and outstanding	1,146,000	1,146,000
Capital deficiency	-23,713	-23,713
Accumulated deficit	-162,200	-387,719
Foreign currency translation adjustment	-786	-
Total Stockholders’ (Deficit) Equity	959,301	734,568

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,471,662	$1,330,049

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Statements of Operation and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

REVENUE	$353,513	$-
Cost of Sales	-	-
Gross Profit	353,513	-

OPERATING EXPENSES
General and administrative	111,560	-
Professional fees	10,887	5,000
Total other expenses	991	1,849
Total Operating Expenses	123,438	6,849

Net profit from operations	230,075	(6,849)

Other Income		-
Other expenses		-
Provision for income taxes	-	-
Net Profit (net loss)	$230,075	$(6,849)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,146,000,000	146,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA EQUITY EXCHANGE GROUP, INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$230,075	$-6,849
Changes in operating activities:
Depreciation and amortization	$3,739	$-
Prepaid Expenses	-83,120	1,670
Accounts payable and accrued liabilities	-40,591	-805
Not payable-related party		-5,984
Net Cash Generated From Operating Activities	110,103	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Generated From Investing Activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Generated From Financing Activities	$-	$-

Effect of foreign exchange rate	-846	-

Net increase (decrease) in cash and cash equivalents	109,257	-
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$55,360	$-
Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Note payable related party forgiven to contributed capital	$164,617	$-

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

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

AEEGCL is a company incorporated under the laws of Samoa on May 29, 2015. It offers an international equity assistance and information service platform designed to provide listing assistance services, equity investment financing information and public relationship services to enterprises in Asia, mainly in China. AEEGCL owns 100% of AEEX (HK) International Financial Service Limited (formerly known as Yinfu International Enterprise Limited, “AEEX HK”), a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Asian & American Consultant (Shenzhen) Co., Ltd. (formerly known as Yinfu Guotai Investment Consultant (Shenzhen) Co., Ltd., “AACCL”), a corporation incorporated in the People’s Republic of China (the “PRC”) on April 15, 2015. Both AEEX HK and AACCL are engaged in the provision of investment and corporate management consultancy services.

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

The Company aims to build and complement the multi-layer capital market system in Asia, and create a unique and authoritative intercontinental equity information platform which will effectively complement in business functions, service means and financing channels with OTC markets in countries and regions in Asia. AEEX also endeavours to build a system of global cooperation to provide listed enterprises with equity financing means through domestic and overseas channels, and to offer nurturing pre-listing tutoring, incubating and supporting services for their listing on overseas capital markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed consolidated financial information as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of AEEGCL for the period ended December 31, 2016.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2017, its interim condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The useful lives are as follows:

Office equipment 5 years

Motor vehicles 5 years

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed of the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

The carrying values of our financial instruments, including cash and cash equivalents, balances with directors and related parties, other receivables and other payables approximate their fair value due to the short maturities of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2017 or December 31, 2016.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured.

Earnings Per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2017 and December 31, 2016, there was no dilutive security outstanding.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (USD). The functional currency of the Company is USD. The functional currency of AEEGCL,AEEX HK and AACCL are USD, Hong Kong Dollar (HKD) and Renminbi (RMB),respectively. The translation rates are as follows:

	Three months ended
	March 31, 2017	December 31, 2016
Average HKD : US$ exchange rate in the period	0.128813	0.12865
Spot HKD : US$ exchange rate as at the period end	0.12868	0.12897
Average RMB : US$ exchange rate in the period	0.145398	0.153396
Spot RMB : US$ exchange rate as at the period end	0.144942	0.15477

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

Concentrations of Credit Risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of March 31, 2017 amounted to $164,417, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

Net Profit (Loss) Per Share of Common Stock

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

The following table sets forth the computation of basic earnings per share, for the years ended March 31, 2017 and 2016:

	Three months ended
	March 31, 2017	March 31, 2016
Net profit (net loss)	$230,075	$(6,849)

Weighted average common shares issued and outstanding (basic and diluted)	1,146,000,000	146,000,000

Net profit (loss) per common share, basic and diluted	$0.00	$(0.00)

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three months ended March 31, 2017.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 9.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2017.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has a profit from operations of $230,075 an accumulated deficit of $162,200 and has earned $353,513 revenues since inception.

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

NOTE 4 – PREPAYMENTS

The amounts of $12,222 and $5,554 as at March 31, 2017 and December 31, 2016, respectively, primarily included prepayments to a third party for unlimited EDGAR & XBRL Annual filing package services $10,000 and $278, respectively.

NOTE 5 – INTANGIBLE ASSETS

	March 31, 2017	December 31, 2016

Computer software	$7,059	$7,020
Accumulated amortization	(1,257)	(1,008)
	$5,801	$6,013

NOTE 6 – PLANT AND EQUIPMENT

	March 31, 2017	December 31, 2016

Office equipment	$18,878	$18,799
Motor vehicle	$28,052	$28,110
	46,930	46,909
Accumulated depreciation	(15,517)	(12,689)
	$31,413	$34,220

NOTE 7 – INCOME TAXES LIABILITIES

	March 31, 2017	December 31, 2016

Value added tax payable	$8,865	$839
Personal Income Tax payable	$274	$6
Urban construction and maintenance tax	$621	$127
Education surcharge	$266	$80
Local education surcharge	$177	$53
Income tax payable	$(88)	$(87)
Total	10,116	1,017

NOTE 8 – OTHER PAYABLE

	March 31, 2017	December 31, 2016

Salaries and wages accrued to employees	$6,558	$8,100
Accrued charges to third parties	$43,483	$166,643
Other payables	$256	$(3,965)
	50,296	170,778

NOTE 9 – RELATED PARTY TRANSACTIONS

Mr. Jun Liu (“Mr. Liu”), the Company’s President and Chief Executive Officer, advanced the Company $451,949 as of March 31, 2017 compared with $423,686 as of December 31, 2016.. The amount due to Mr. Liu is unsecured, interest free and has no fixed terms of repayment.

NOTE 10 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of March 31, 2017, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

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

As of March 31, 2017, the Company has 1,146,000,000 shares of common stock issued and outstanding.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of March 31, 2017. From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued, and concluded that no subsequent events required disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in US. Dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will,” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Asia Equity Exchange Group, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“AEEGCL” are to our Samoa subsidiary, Asia Equity Exchange Group Company Ltd.;

●	“AEEX HK” are to AEEX (HK) International Finance Service Limited (formerly known as Yinfu International Enterprise Limited), a company formed in Hong Kong;

●	“AACCL” are to Asian & American Consultant (Shenzhen) Co., Ltd., (formerly known as Yinfu Guotai Investment Consultant (Shenzhen) Co., Ltd.),our PRC subsidiary ;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended

.

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

AEEGCL offers an international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia, mainly in China. Currently 40 companies are registered with us, and additional 10 companies are in the process of preparing the necessary documents for registration with us. All companies currently registered with us are located in China, as are the additional companies in the process.

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

We generated revenues of $353,513 and $nil for the three months ended March 31, 2017 and 2016, respectively. We had a net profit of $230,075 and a net loss of $6 ,849 in the first quarter of 2017 and 2016. As of March 31, 2017, we had an accumulated deficit of $162,200 and net assets of $959,301.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Three Months Ended March 31,		Change
	2017	2016	$	%

REVENUE	$353,513	$-	353,513	100
Cost of Sales	-	-	-	-
Gross Profit	353,513	-	353,513	100
OPERATING EXPENSES
General and administrative	111,560	-	111,560	100
Professional fees	10,887	5,000	5,887	118
Total other expenses	991	1,849	(858)	(46)
Total Operating Expenses	123,438	6,849	116,589	1,702
Net profit from operations	230,075	(6,849)	236,924	3,459
Provision for income taxes	-	-	-	-
Net profit (net loss)	$230,075	$(6,849)	236,924	3,459

Revenues. Our company has generated $353,513 and $nil revenues during the three months ended March 31, 2017 and 2016, respectively, from the provision of consultancy services in investment and corporate management.

General and administrative expenses. General and administrative expenses increased to $111,560, or 32% of revenues, for the three months ended March 31, 2017, as compared to $nil, for the same period in 2016, representing an increase of $111,560 , or 100%.

We commenced our business in the second half of 2016 since we completed our reverse acquisition of AEEGCL and accordingly incurred more staff costs, entertainment and travelling expenses, office and staff rental expenses as compared to the same period in 2016.

Income tax expense. No income tax expense was incurred for the three months ended March 31, 2017 and 2016.

Net (loss) profit. As a result of the foregoing, we had a net profit of $230,075 for the three months ended March 31, 2017, compared to a net loss of $6,849 for the three months ended March 31, 2016.

Liquidity and Capital Resources

We have financed our liquidity requirements primarily from funding from Mr. Jun Liu, our President and Chief Executive Officer and revenues.

As of March 31, 2017, we had cash and cash equivalents of approximately $110,103. Our total current assets were $241,584 and our total current liabilities were $512,361. For the three months ended March 31, 2017, we have a net profit of $230,075 and an accumulated deficit of $162,200 and a net equity of $959,301 as of March 31, 2017.

We plan to fund the operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements. Also, there can be no assurance that we will be successful in obtaining financing.

	Three Months Ended March 31,
	2017		2016
	$		$
Net Cash (Used In) Provided By Operating Activities		110,103		-
Net Cash (Used In) Provided By Investing Activities		-		-
Net Cash (Used In) Provided By Financing Activities		-		-
Effect of foreign exchange rate		(846)		-
Net increase (decrease) in cash and cash equivalents		109,257		-
Cash and cash equivalents, beginning of period		-		-
Cash and cash equivalents, end of period		$55,360		$-

Operating Activities

Net cash provided by operating activities was $110,103 in the three months ended March 31, 2017, as compared to net cash provided by operating activities of $nil in the same period in 2016. The increase of net cash provided by operating activities was attributed to our net profit. During the three months ended March 31, 2017 we received $324,506 from provided services. At the same time we paid $28,820 for salary, $1,945 for taxes and charges, and $413,772 for other operating activities.

Investing Activities

During the three months ended March 31, 2017 and 2016, the Company used no cash in investing activities.

Financing Activities

During the three months ended March 31, 2017 and 2016, the Company used no cash in financing activities and received no cash from financing activities.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, current trends and other factors considered support the preparation of our financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer.Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2017 because of the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2017:

1.	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

2.	Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting. We have an inadequate financial statement closing process.

3.	We do not have independent directors or an audit committee.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

No stock was sold during the three month period ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principle Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: May 12, 2017

ASIA EQUITY EXCHANGE GROUP, INC.

/s/ Jun Liu
Jun Liu
Chief Executive Officer (Principal Executive Officer)

/s/ Yue Ming
Yue Ming
Chief Financial Officer (Principal Financial and Accounting Officer)

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

