Form 10-Q
period 2017-06-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2017-08-11
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Suite 2501A, Skyline Tower,

39 Wang Kwong Road, Kowloon Bay, Hong Kong

(Address of principal executive offices)

(+852 2818 2998)

(Registrant’s telephone number, including area code)

Not Applicable

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2017, after the effectiveness of the reverse stock split, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 per value	114,600,000

ASIA EQUITY EXCHANGE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,”s “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will,” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective July 31, 2017, we completed a reverse stock split in which each one (1) shares of common stock of the Company (as defined herein below) were automatically combined converted into one tenth (0.10) of a share of common stock (as defined herein below), at the one-for-10 reverse split ratio. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-fifteen reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Report on Form 10-Q have not been adjusted to give effect to this reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$370,670	$55,360
Prepaid expenses	9,167	5,554
Account receivable	-	-
Other receivable	54,663	669
Rental deposit	35,541	34,708
Total current assets	470,041	96,291
Fixed assets, net of accumulated depreciation	10,635	34,220
Intangible assets, net of amortization	5,659	6,013
Goodwill	1,189,921	1,189,921
Other non-current assets	2,306	3,604
TOTAL ASSETS	$1,678,563	$1,330,049

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$14,793	$171,795
Income Taxes Payable	23,741	-
Other payables	131,633	-
Amount due to a director	452,543	423,686
TOTAL LIABILITIES	$622,709	$595,481

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 shares issued and outstanding	1,146,000	1,146,000
Capital deficiency	(23,713)	(23,713)
Accumulated deficit	(62,378)	(387,719)
Foreign currency translation adjustment	(4,056)	-
Total Stockholders’ (Deficit) Equity	1,055,853	734,568

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,678,563	$1,330,049

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Statements of Operation and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2017	2016	2017	2016

REVENUE	$290,928	$-	$649,890	$-
Cost of Sales	-	-	-	-
Net Revenue	$290,928	$-	$649,890	$-

OPERATING EXPENSES
General and administrative	145,778	167,699	259,097	354,318
Professional fees	31,109	-	41,993	-
Total other expenses	2,320	-	3,327	-
Total Operating Expenses	179,207	167,699	304,417	354,318
Income tax credit	-	-	-	4,114
Net profit from operations	111,721	(167,699)	345,473	(350,204)

Other Income (expenses)
Loss on abandonment of fixed assets	(11,634)	-	(11,634)	-
Foreign currency translation adjustment	-	(3,524)	-	(2,030)
Total other income (expense)	(11,634)	(3,524)	(11,634)	(2,030)

Loss before provision for income taxes	100,087	(171,223)	333,839	(352,234)

Provision for income taxes	3,942	-	3,942	-

Net Profit (net loss)	$96,145	$(171,223)	$329,897	$(352,234)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,146,000,000	1,128,351,648	1,146,000,000	1,064,175,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA EQUITY EXCHANGE GROUP, INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2017		June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit		$329,896	$(350,204)
Changes in operating activities:
Depreciation and amortization		$6,141	$5,693
Loss on disposal of equipment		11,633	-
Prepaid Expenses		(57,384)	(27,034)
Accounts payable and accrued liabilities		27,229	(9,725)
Advances from a director		-	408,484
Other items		(4,556)	-
Net Cash Generated From Operating Activities		312,960	27,214

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to a related party		-	(4,847)
Purchases of intangible asset		-	(7,328)
Purchases of property and equipment		-	(76,198)
Net receipt from liquidation of fixed assets		6,406	-
Net Cash Generated From Investing Activities		$6,406	$(88,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party		-	76,295
Net Cash Generated From Financing Activities	$		$76,295

Effect of foreign exchange rate		(4,056)	(383)

Net increase (decrease) in cash and cash equivalents		315,310	14,753
Cash and cash equivalents, beginning of period		55,360	22,655
Cash and cash equivalents, end of period		$370,670	$37,408
Supplemental Cash Flow Disclosure:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$1,561
Non-cash financing activities:
Note payable related party forgiven to contributed capital		$-	$-

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company’s original business plan was to manufacture and market low cost GPS tracking devices and software to businesses and families. However, this business was not successful and the Company had no revenues generated from its business until April 12, 2016 when it completed the reverse acquisition of Asian Equity Exchange Group Company Limited (“AEEGCL”).

On November 30, 2015, the Company executed a Sale and Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the shares and assets of AEEGCL (the “Acquisition”). Pursuant to the Purchase Agreement, the Company issued one billion (1,000,000,000) shares of common stock to the former owners of AEEGCL. The closing of the Acquisition took place on April 12, 2016. As a result, AEEGCL became a wholly-owned subsidiary of the Company and the business of AEEGCL became current business of the Company. The Company had a total of 146,000,000 shares of common stock outstanding immediately prior to the closing of the Acquisition. After the closing of the Acquisition, the Company had a total of 1,146,000,000 shares of common stock outstanding, with the former owners of AEEGCL owning 87.3% of the total issued and outstanding shares of the Company’s common stock.

AEEGCL was incorporated under the laws of Samoa on May 29, 2015. It offers an international equity assistance and information service platform designed to provide listing assistance services, equity investment financing information and public relationship services to enterprises in Asia, mainly in China. AEEGCL owns 100% of AEEX (HK) International Financial Service Limited (formerly known as Yinfu International Enterprise Limited, “AEEX HK”), a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Asian & American Consultant (Shenzhen) Co., Ltd. (formerly known as Yinfu Guotai Investment Consultant (Shenzhen) Co., Ltd., “AACCL”), a corporation incorporated in the People’s Republic of China (the “PRC”) on April 15, 2015. Both AEEX HK and AACCL are engaged in the provision of investment and corporate management consultancy services.

The acquisition of AEEGCL and its subsidiaries by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of AEEGCL held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, AEEGCL is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of AEEGCL, recorded at the historical basis of AEEGCL, for all periods prior to the Company’s acquisition of AEEGCL on April 12, 2016, and the financial statements of the historical operations of the consolidated companies from the effective date of the closing of the Acquisition.

The Company aims to build and complement the multi-layer capital market system in Asia, and create a unique and authoritative intercontinental equity information platform which will effectively complement in business functions, service means and financing channels with over the counter markets in countries and regions in Asia. AEEX also endeavours to build a system of global cooperation to provide listed enterprises with equity financing means through domestic and overseas channels, and to offer nurturing pre-listing tutoring, incubating and supporting services for their listings on overseas capital markets.

Reverse Stock Split

On July 21, 2017, the Board of Directors of Asia Equity Exchange Group, Inc. approved a reverse stock split of the Company’s common stock, per value $0.001 per share (the “Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”) as of July 31, 2017 (the “Effective Date”).

Before the Effective Date, the Company was authorized to issue 3,000,000,000 shares of Common Stock and had 1,146,000,000 shares of Common Stock issued and outstanding. Simultaneously with the Reverse Stock Split, the Company decreased its authorized Common Stock to 300,000,000 shares. As a result of the Reverse Stock Split, the Company currently has 114,600,000 shares of Common Stock issued and outstanding (subject to adjustment due to the effect of rounding fractional shares into whole shares).

The Reverse Stock Split does not have any effect on the stated par value of the Common Stock. The Reverse Stock Split does not affect the Company’s authorized preferred stock. There are no outstanding shares of the Company’s preferred stock. After the Reverse Stock Split, the Company’s authorized preferred Stock of 1,000,000 shares will remain unchanged. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power remains virtually unchanged except for minor changes and adjustments resulting from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of Common Stock are substantially unaffected by the Reverse Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed consolidated financial information as of June 30, 2017 and for the six month periods ended June 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of AEEGCL for the period ended December 31, 2016.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2017, its interim condensed consolidated results of operations and cash flows for the three and six month periods ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The carrying values of our financial instruments, including cash and cash equivalents, balances with directors and related parties, other receivables and other payables approximate their fair value due to the short maturities of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2017 or December 31, 2016.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured.

Earnings Per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2017 and December 31, 2016, there was no dilutive security outstanding.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (USD). The functional currency of the Company is USD. The functional currency of AEEGCL,AEEX HK and AACCL are USD, Hong Kong Dollar (HKD) and Renminbi (RMB),respectively. The translation rates are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average HKD : US$ exchange rate in the period	0.128318	0.1289	0.882050	0.1287
Spot HKD : US$ exchange rate as at the period end	0.128115	0.1289	0.128115	0.1289
Average RMB : US$ exchange rate in the period	0.146130	0.1531	0.145764	0.153
Spot RMB : US$ exchange rate as at the period end	0.147615	0.1505	0.147615	0.1505

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

Concentrations of Credit Risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of June 30, 2017 amounted to $370,670, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

Net Profit (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net profit by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the period ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30, 2017	June 30,2016	June 30, 2017	June 30, 2016
Net profit (net loss)	$96,144	$(167,699)	$329,896	$(350,204)

Weighted average common shares issued and outstanding (basic and diluted)	1,146,000,000	1,128,351,648	1,146,000,000	1,064,175,824

Net profit (loss) per common share, basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three and six months ended June 30, 2017.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 9.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2017.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – PREPAYMENTS

The amounts of $9,167 and $5,554 as at June 30, 2017 and December 31, 2016, respectively, were paid to the OTC Markets for their annual services.

NOTE 4 – INTANGIBLE ASSETS

	June 30, 2017	December 31, 2016

Computer software	$7,189	$7,020
Accumulated amortization	(1,529)	(1,008)
	$5,659	$6,013

NOTE 5 – PLANT AND EQUIPMENT

	June 30, 2017	December 31, 2016

Office equipment	$19,153	$18,799
Motor vehicle	$0	$28,110
	19,153	46,909
Accumulated depreciation	(8,519)	(12,689)
	$10,635	$34,220

NOTE 6 – INCOME TAXES LIABILITIES

	June 30, 2017	December 31, 2016

Value added tax payable	$17,757	$839
Personal Income Tax payable	$-	$6
Urban construction and maintenance tax	$1,243	$127
Education surcharge	$533	$80
Local education surcharge	$355	$53
Income tax payable	$3,853	$(87)
Total	23,741	1,017

NOTE 7 – OTHER PAYABLE

	June 30, 2017	December 31, 2016

Salaries and wages accrued to employees	$14,793	$8,100
Accrued charges to third parties	$131,377	$166,643
Other payables	$256	$(3,965)
	146,426	170,778

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. Jun Liu (“Mr. Liu”), the Company’s President and Chief Executive Officer, advanced the Company $ 452,543 as of June 30, 2017 compared with $423,686 as of December 31, 2016. The amount due to Mr. Liu is unsecured, interest free and has no fixed terms of repayment.

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of June 30, 2017, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

Common Stock

As of the date of this Report on Form 10-Q, the Company has authorized 300,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

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

As of June 30, 2017, the Company had 1,146,000,000 shares of common stock issued and outstanding.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of June 30, 2017. From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

Resignation of Tao Peng

On July 14, 2017, Mr. Tao Peng notified Asia Equity Exchange Group, Inc. (the “Company”) of his resignation from the board of directors and the position as Chief Technical Officer of the Company effective immediately. Mr. Peng’s decision to resign did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Yue Ming as a member of the board of directors

On July 14, 2017, the Board appointed Ms. Yue Ming to fill the vacancy of the board of directors created by the resignation of Mr. Tao Peng, effective immediately.

The biographical information of Ms. Ming was set forth in the Company’s Current Report of Form 8-K, filed on March 24, 2017 and is set forth again below.

Ms. Ming, age 30, has more than 8 years corporate finance and accounting experience. She has served as our Chief Financial Officer since March 24, 2017. From January 20, 2017 to March 23, 2017, she acted as the Company’s Treasurer. From December 1, 2014 to March 23, 2017, she acted as the Company’s internal accountant. Prior to joining the Company, Ms. Ming was employed for more than 4 years by Shenzhen Yamuna Science and Technology Co., Ltd., an international trade company, most recently as finance manager from April 12, 2010 to November 30, 2014. Ms. Ming started her accounting career at Shenzhen Hui Tian Accounting Firm on July 1, 2009 after she graduated from Central China Normal University where she majored in international trade.

There is no family relationship that exists between Ms. Ming and any directors or executive officers of the Company. In addition, there are no arrangements or understandings between Ms. Ming and any other persons pursuant to which she was selected as a director of the Board and there are no transactions between the Company and Ms. Ming that would require disclosure under Item 404(a) of Regulation S-K.

Reverse Stock Split

On July 21, 2017, the Board of Directors of Asia Equity Exchange Group, Inc. Approved a reverse stock split of the Company’s common stock, per value $0.001 per share , at a ratio of 1-for-10 (the “Reverse Stock Split”) as of July 31, 2017 (the “Effective Date”).

Before the Effective Date, the Company was authorized to issue 3,000,000,000 shares of Common Stock and had 1,146,000,000 billion shares issued and outstanding. As a result of the Reverse Stock Split, the Company is authorized to issue 300,000,000 shares of Common Stock and 114,600,000 shares of Common Stock outstanding approximately (subject to adjustment due to the effect of rounding fractional shares into whole shares).

The Reverse Stock Split will not have any effect on the stated par value of the Common Stock.The Reverse Stock Split does not affect the Company’s authorized preferred stock. There are not outstanding shares of the Company’s preferred stock. After the Reverse Stock Split, the Company’s authorized preferred Stock of 1,000,000 shares will remain unchanged. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power will remain virtually unchanged except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of Common Stock will be substantially unaffected by the Reverse Stock Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in US. Dollars and in accordance with U.S. GAAP.

Overview of Our Business

We were incorporated in the State of Nevada on July 15, 2013, under the name “I In The Sky, Inc.” On July 22, 2015, we changed the company name to “Asia Equity Exchange Group, Inc.” Our original business plan was to manufacture and market low cost GPS tracking devices and software to businesses and families. However, this business was not successful and we had no revenues generated from our business until April 12, 2016 when we completed our reverse acquisition of AEEGCL.

AEEGCL is a company incorporated under the laws of Samoa on May 29, 2015. Effective November 30, 2015, we executed a Sale and Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the shares and assets of AEEGCL, in exchange for one billion (1,000,000,000) shares of common stock of the Company that were issued to the former owners of AEEGCL. The transactions contemplated by the Purchase Agreement were closed on April 12, 2016. As a result, our previous business plan was terminated and we are currently engaged in the business of AEEGCL.

AEEGCL offers an international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia, mainly in China. Currently 40 companies are registered with us, and additional 10 companies are in the process of preparing the necessary documents for registration with us. All companies currently registered with us are located in China, as are the additional companies in the process of registration.

Our member registration services refer to our equity investment and financing information dissemination platform. All medium and small-sized enterprises in Asia can apply to register with us. They can distribute their basic information, project status, financial status and equity structure information through our platform to attract individual and institutional investors all over the world. Our current focus is on helping companies in China with their financing needs. We also plan to offer our services in other Asian countries where we can assist with increasing a company’s public and investor awareness, enhancing its investor relationship and meeting its financing needs. Where we can, we will assist companies by recommending appropriate legal as well as accounting services. We do not work with companies planning to become SEC reporting companies or that intend to begin trading on U.S. markets.

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

We generated revenues of $649,890 and $nil for the six months ended June 30, 2017 and 2016, respectively. We had a net profit of $329,896 and a net loss of $352,234 in the second quarter of 2017 and 2016, respectively As of June 30, 2017, we had an accumulated deficit of $62,379 and net assets of $1,055,852.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Change
	2017	2016	$	%

Revenues	$290,928	-	290,928	100
Cost of Sales	-	-	-	-
Gross Profit	290,928	-	290,928	100
General and administrative expenses	145,778	167,699	(21,921)	(13)
Professional fees	31,109	-	31,109	100
Total other expenses	2,320	-	2,320	100
Income tax credit	-	-	-	-
Loss on abandonment of fixed assets	(11,634)	-	(11,634)	100
Foreign currency translation adjustment		(3,524)	3,524	(100)
Loss before income taxes	100,087	(171,223)	271,310	158
Provision for income taxes	3,942	-	3,942	100
Net profit (net loss)	$96,145	$(171,223)	267,368	156

Revenues. Our revenue increased by 100% from $nil for the three months end March 31, 2016 to $290,928 for the three months end March 31, 2017, primarily due to significant increase financing request by customers.

General and administrative expenses. General and administrative expenses decreased to $145,778, or 50% of revenues for the three months ended June 30, 2017, as compared to $167,699 for the same period of 2016, representing a decrease of $21,921.

The rental cost of $68,111 for the second quarter of 2017, 46% of total operating expenses, compared to $62,488 during the comparable period in 2016, representing an increase of $5,623, which was primarily due to an increase in one office’s rent on April 10, 2017. The amount of salary paid increased to $37,211, during the three months ended June 30, 2017, 25% of total operating expenses, compared to $27,847 for the same period in 2016, representing an increase of $9,364, which was caused by employee enrollment expansion.

Income tax expense. For the three months ended June 30, 2017, income tax expense was $3,942 compared to $nil at the same period in 2016. The increase was caused by the increased revenue during the three months ended June 30, 2017.

Net (loss) profit. Because of industry growth and our effective marketing activities, we are able to further utilize online platform and grow our revenue in the second quarter of 2017. For the three months ended June 30, 2017, we recorded net income of $96,145, increased 156% compared to a net loss of $171,223 in the same period of last year.

Comparison of Six Months Ended June 30, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Six Months Ended June 30,		Change
	2017	2016	$	%

Revenues	$649,890	$-	649,890	100
Cost of Sales	-	-	-	-
Gross Profit	649,890	-	649,890	100
General and administrative expenses	259,097	354,318	(95,221)	(27)
Professional fees	41,993		41,993	100
Total other expenses	3,327		3,327	100
Income tax credit		4,114
Loss on abandonment of fixed assets	(11,634)		(11,634)	100
Foreign currency translation adjustment		(2,030)	2,030	(100)
Loss before income taxes	333,839	(352,234)	686,073	(195)
Provision for income taxes	3,942		3,942	100
Net profit (net loss)	$329,897	$(352,234)	682,131	(194)

Revenues. Our company has generated $649,890 and $nil revenues during the six months ended June 30, 2017 and 2016, respectively, from the provision of consultancy services in investment and corporate management. The increase was due to significant increase financing request by customers.

General and administrative expenses. General and administrative expenses decreased to $259,097, or 40% of revenues, for the six months ended June 30, 2017, as compared to $354,318, for the same period in 2016, representing a decrease of $95,221 , or 27%.

The rental of cost $123,727 for the first half of 2017, 48% of total operating expenses, compared to $62,488 during the comparable period in 2016, representing an increase of $61,239, which was primarily due the addition of a new rental office. The amount of salary paid increased to $63,164 during the six month ended June 30, 2017, 24% of total operating expenses, compared to $27,847 for the same period in 2016, representing an increase of $35,317. As a result of the Acquisition of AEEGCL, the financial statements of the historical operations of the consolidated companies accounted from January 1, 2017 to June 30, 2017 while the consolidated financial statement data of the same period of 2016 accounted from April 12, 2016, the effective date of the Closing of the Acquisition, to June 30, 2016, and from January 1, 2016 to April 11, 2016 there was only presented the data of Asia Equity Exchange Group, INC.

Income tax expense. For the six months ended June 30, 2017, income tax expense was $3,942 compared to $nil at the same period in 2016. The increase was caused by the increased revenue during the six months ended June 30, 2017.

Net (loss) profit. With the development of the business, we had a net profit of $329,897 for the six months ended June 30, 2017, compared to a net loss of $352,234 for the same period in 2016.

Liquidity and Capital Resources

We have financed our liquidity requirements primarily from funding from Mr. Jun Liu, our President and Chief Executive Officer and operating income.

As of June 30, 2017, we had cash and cash equivalents of approximately $370,669. Our total current assets were $1,678,563 and our total current liabilities were $622,710. For the six months ended June 30, 2017, we had a net profit of $329,897 and an accumulated deficit of $62,378 and as of June 30, 2017, a net equity of $1,055,853.

We plan to fund the operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements. In addition, there can be no assurance that we will be successful in obtaining any financing at terms satisfactory to us, or any financing at all.

	Six Months Ended June 30,
	2017	2016

Net Cash (Used In) Provided By Operating Activities	$312,960	$27,214
Net Cash (Used In) Provided By Investing Activities	6,406	(88,373)
Net Cash (Used In) Provided By Financing Activities	-	76,295
Effect of foreign exchange rate	(4,056)	(383)
Net increase (decrease) in cash and cash equivalents	315,310	14,753
Cash and cash equivalents, beginning of period	55,360	22,655
Cash and cash equivalents, end of period	$370,670	$37,408

Operating Activities

Net cash provided by operating activities was $312,960 in the six months ended June 30, 2017, as compared to net cash provided by operating activities of $nil in the same period in 2016. The increase of net cash provided by operating activities was attributed to our net profit. During the six months ended June 30, 2017, we received $665,775 from provided services and $300,484 from other operating activities. At the same time, we paid $59,656 for salary, $3,904 for taxes and government charges, and $589,739 for other operating activities.

Investing Activities

During the six months ended June 30, 2017 and 2016, the Company used $6,406 and $nil in investing activities, respectively.

Financing Activities

During the six months ended June 30, 2017 and 2016, the Company used no cash in financing activities and received no cash from financing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer.Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2017 because of the following material weaknesses that our management identified in our internal control over financial reporting as of June 30 , 2017:

1.	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

2.	Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting. We have an inadequate financial statement closing process.

3.	We do not have independent directors or an audit committee.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes, and (4) may consider appointing outside directors and audit committee members in the future.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 10, 2017

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

