Form 10-K/A
period 2016-12-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2017-11-17
CIK 1590565

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Asia Equity Exchange Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017 (the “Form 10-K”), for the purpose of correcting an inappropriate accounting policy adopted for Goodwill arising from reverse acquisition of a public shell company. The acquisition of AEEGCL and its subsidiaries by the Company in 2016 should be accounted for as a reverse acquisition under which no goodwill shall be recorded and it shall be charged as capital deficiency.

In connection with the restatement of our consolidated financial statements described herein, management re-evaluated the Company’s internal controls over financial reporting. It was determined that a weakness existed due to management’s inability to identify the accounting implications and to follow internal controls over financial reporting relating to the rules of ASC 805, Business Combinations.

In relating to this weakness, management will implement and provide enhanced education of the Company’s financial reporting staff on ASC 805 and ensure the Company complies with all aspects of the accounting standards.

For convenience of the readers, this amended filing sets forth the original filing in its entirety. The following items have been amended principally as a result of, and to reflect, the restatement:

Part I, Item 1 - Financial Statements (unaudited)

Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 - Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

The remaining items contained within this amended report consist of all other items originally contained in the Form 10-K and are included for the convenience of the reader. The sections of the Form Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. This amended report speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the original filing other than those associated with the restatement of our financial statements.

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

Liquidity and Capital Resources

As of December 31, 2016, we were loss making and have shareholder’s deficit of $455,353. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligation and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plan or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

	Transition Period Ended	Years Ended December 31,		Change
	December 31, 2015	2015	2016	$	%
Revenues	$-	$-	$563,363	563,363	100
Cost of sales	-	-	362,081	362,081	100
Gross profit	-	-	201,282	201,282	100
General and administrative expenses	-	24,246	405,348	381102	1572
Profession fee	4,884	20,189	49,478	29289	145
Total other expense	-	-	2,399	2399	100
(Loss) profit before income taxes	(4,884)	(44,435)	(255,493)	(211,058)	(476)
Other Income (Expense)	-	-	153	153	100
Other Expense			11	11	100
Income tax credit	-	-	-	-	-
Net (loss) profit	(4,884)	(44,435)	(255,801)	(211,366)	(476)

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

Intangible Assets

We test our indefinite-lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.

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

As discussed in Note 4 to the consolidated financial statements, the fiscal year 2016 financial statements have been restated to correct the Company’s accounting for reverse acquisition.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company was loss making and shareholder’s deficit. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beijing Yongtuo CPAs (Special General Partner) Shenzhen Branch
Beijing Yongtuo CPAs (Special General Partner) Shenzhen Branch
Shenzhen, China
March 30, 2017, except for Note 2 and Note 4, as to which the date is November 17, 2017

ASIA EQUITY EXCHANGE. GROUP, INC

(Formerly I IN THE SKY INC.)

Balance Sheets

	December 31,	December 31,	Transition Period
	2016	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$55,360	$-	$-
Prepaid expenses	5,554	5,833	5,833
Other receivable	669	-	-
Rental deposit	34,708	-	-
Total current assets	96,291	5,833	5,833
Fixed assets, net of accumulated depreciation	34,220	-	-
Intangible assets, net of amortization	6,013	-	-
Goodwill	-	-	-
Other non-current assets	3,604	-	-

TOTAL ASSETS	$140,128	$5,833	$5,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$171,795	$856	$1,056
Note payable - related party	423,686	14,608	14,408
Total current liabilities	595,481	15,464	15,464
TOTAL LIABILITIES	$595,481	$15,464	$15,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 shares issued and outstanding	1,146,000	146,000	146,000
Capital deficiency	(1,213,634)	(23,713)	(23,713)
Accumulated deficit	(387,719)	(131,918)	(131,918)
Total Stockholders’ Deficit	(455,353)	(9,631)	(9,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$140,128	$5,833	$5,833

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

ASIA EQUITY EXCHANGE GROUP, INC.

(Formerly I IN THE SKY INC.)

Statement of Stockholders’ Deficit

For the Year Ended December 31, 2016

	Common Stock				Total
	Number of Shares	Amount	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit
Balance as of July 15, 2013 (Inception)	-	$-	$-	$-	$-

Founders’ shares issued at $0.001 per share	11,000,000	11,000	-	-	11,000
Shares issued for services at $0.001 per share	1,200,000	1,200	-	-	1,200
Net loss	-	-	-	(25,700)	(25,700)
Balance - September 30, 2013	122,000,000	$122,000	$(109,800)	$(25,700)	$(3,5000)
Shares issued for cash at $0.025 per share	24,000,000	24,000	36,000	-	60,000
Net loss	-	-	-	(53,172)	(53,172)
Balance - September 30, 2014	146,000,000	146,000	(73,800)	(78,872)	(6,672)

Write off loan to contributed capital			50,087		50,087
Net loss				(48,162)	(48,162)
Balance - September 30, 2015	146,000,000	$146,000	$(23,713)	$(127,034)	$(4,747)

Net loss				(4,884)	(4,884)
Balance - December 31, 2015	146,000,000	$146,000	$(23,713)	$(131,918)	$(9,631)

Shares issued for cash at $0.001 per share for acquisition	1,000,000,000	1,000,000	(1,189,921)	-	(189,921)
Net loss				(255,801)	(255,801)
Balance - December 31, 2016	1,146,000,000	1,146,000	(1,213,634)	(387,719)	(455,353)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company was loss making and has shareholder’s deficit of $455,353 as of December 31 , 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet its obligation and repay our liabilities arising from normal business operations when they become due. There can be no assurance that the Company will be successful in our plan or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Indefinite Lived Intangible Assets

At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, along with the allocation of assets and liabilities acquired.

The Company tests its indefinite-lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the indefinite-lived intangible assets and the Company’s consolidated financial results.

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

During the years ended December 31, 2016 and 2015, the Company has issued the following shares of common stock:

Pursuant to its registration statement, the Company issued 1,000,000,000 shares of common stock at $0.001 per share for acquisition of AEEGCL.

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

NOTE 4 – RESTATEMENT – GOODWILL

The Company has determined its previously issued audited consolidated financial statements for the fiscal years ended December 31, 2016 contained an error with respect to ASC 805, Business Combinations. Specifically, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill should be recorded.

The impact of such restatement is as below:

	As of December 31, 2016
	As reported	As restated
ASSETS
Goodwill	$1,189,921	$-

STOCKHOLDERS’ DEFICIT
Capital deficiency	$(23,713)	$(1,213,634)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2015, the former CEO advanced the Company $12,500 for operating expenses, received payments of $3,276 and forgave the balance owing of $50,087.

During the year ended September 30, 2015, the new CEO advanced the Company $9,719 for operating expenses.These advances have been formalized by non-interest bearing demand notes.

During the year ended December 31, 2015, the new CEO advanced the Company $14,608 for operating expenses. During the transition period September 30, 2015, the new CEO advanced the Company $4889.

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

We did not maintain effective controls related to the accounting for the transaction of reverse acquisition. Specifically, the Company accounted for goodwill arising from such transaction which is inappropriate under accounting rules of ASC 805, Business Combination. It classifies that the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill should be recorded. The control deficiency resulted in an adjustment to goodwill and capital deficiency. As a result of this material error, management concluded a material weakness exists in the Company’s internal controls related to the administration of share repurchases and controls were ineffective at timely detecting and correcting errors related to reverse acquisition in accordance with U.S. generally accepted accounting principles.

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

(4)

Ma Ning has controlling interests and exercises voting and investment power over the shares owned by Blue Tech Holding Limited. Liu Jun is the beneficial owner of Blue Tech Holding Limited in accordance with a declaration of trust dated November 10, 2015 entered into between Ma Ning and Liu Jun.

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

Date: November 17, 2017

Asia Equity Exchange Group, Inc.

By:	/s/ Xiangyu Wang
Xiangyu Wang
Chief Executive Officer

By:	/s/ Yau Chit Man Samuel
Yau Chit Man Samuel
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangyu Wang	Chairman and Chief Executive Officer	November 17, 2017
Xiangyu Wang	(Principal Executive Officer)

/s/ Yau Chit Man Samuel	Chief Financial Officer	November 17, 2017
Yau Chit Man Samuel	(Principal Financial and Accounting Officer)

/s/ Zaixian Yu	Director and Secretary	November 17, 2017
Zaixian Yu

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on November 12, 2013)

3.2	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2015)

3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on November 12, 2013)

10.1	Subscription Agreement (incorporated by reference to exhibit 99.1 in our Registration Statement on Form S-1 filed on November 12, 2013)

10.2	Informal Agreement with Company Officer (incorporated by reference to exhibit 99.2 in our Amended Registration Statement on Form S-1/A filed on February 5, 2014

10.3	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Asia Equity Exchange Group Co., Ltd. Dated November 30, 2015.(Incorporated by reference. Filed with our Form 8-K dated December 1, 2015.

10.31	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of ASIA EQUITY EXCHANGE GROUP CO., LTD. Dated November 30, 2015 (incorporated by reference to our Current Report on Form 8-K filed on December 1, 2015)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K for fiscal year ended September 30, 2015).

14.2	Code of Ethics filed as an exhibit to our Form 10-K Annual Report for September 30, 2015.Filed January 11, 2016.

21.1*	List of subsidiaries of the registrant

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

