Form 10-Q/A
period 2017-03-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2017-11-17
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Asia Equity Exchange Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on May 12, 2017 (the “Form 10-Q”), for the purpose of correcting an inappropriate accounting policy adopted for Goodwill arising from reverse acquisition of a public shell company. The acquisition of AEEGCL and its subsidiaries by the Company in 2016 should be accounted for as a reverse acquisition under which no goodwill shall be recorded and it shall be charged as capital deficiency.

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

The remaining items contained within this amended report consist of all other items originally contained in the Form 10-Q and are included for the convenience of the reader. The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This amended report speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the original filing other than those associated with the restatement of our financial statements.

ASIA EQUITY EXCHANGE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$164,617	$55,360
Prepaid expenses	12,222	5,554
Account receivable	29,000
Other receivable	848	669
Rental deposit	34,897	34,708
Total current assets	241,584	96,291
Fixed assets, net of accumulated depreciation	31,413	34,220
Intangible assets, net of amortization	5,801	6,013
Goodwill	-	-
Other non-current assets	2,944	3,604
TOTAL ASSETS	$281,742	$140,128

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$-	$171,795
Income Taxes Payable	10,116	-
Other payables	50,296	-
Amount due to a director	451,949	423,686
TOTAL LIABILITIES	$512,361	$595,481

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 shares issued and outstanding	1,146,000	1,146,000
Capital deficiency	(1,213,634)	(1,213,634)
Accumulated deficit	(162,200)	(387,719)
Foreign currency translation adjustment	(785)	-
Total Stockholders’ Deficit	(230,619)	(455,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$281,742	$140,128

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

ASIA EQUITY EXCHANGE GROUP, INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$230,075	$(6,849)
Changes in operating activities:
Depreciation and amortization	$3,739	$-
Prepaid Expenses	(83,120)	1,670
Accounts payable and accrued liabilities	(40,591)	(805)
Note payable-related party		(5,984)
Net Cash Generated From Operating Activities	110,103	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Generated From Investing Activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Generated From Financing Activities	$-	$-

Effect of foreign exchange rate	(846)	-

Net increase (decrease) in cash and cash equivalents	109,257	-
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$55,360	$-
Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Note payable related party forgiven to contributed capital	$164,617	$-

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

Indefinite Lived Intangible Assets

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (USD). The functional currency of the Company is USD. The functional currency of AEEGCL,AEEX HK and AACCL are USD, Hong Kong Dollar (HKD) and Renminbi (RMB),respectively. The translation rates are as follows:

	Three months ended
	March 31, 2017	December 31, 2016
Average HKD : US$ exchange rate in the period	0.1288	0.1287
Spot HKD : US$ exchange rate as at the period end	0.1287	0.1290
Average RMB : US$ exchange rate in the period	0.1454	0.1534
Spot RMB : US$ exchange rate as at the period end	0.1449	0.1548

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has shareholder’s deficit of $230,619.

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

NOTE 6 – RESTATEMENT – GOODWILL

The Company has determined its previously issued unaudited interim consolidated financial statements for the three months periods ended March 31, 2017 contained an error with respect to ASC 805, Business Combinations. Specifically, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill should be recorded. The impact of such restatement is as below:

	As of March 31, 2017
	As reported	As restated
ASSETS
Goodwill	$1,189,921	$-

STOCKHOLDERS’ DEFICIT
Capital deficiency	$(23,713)	$(1,213,634)

NOTE 7 – PLANT AND EQUIPMENT

	March 31, 2017	December 31, 2016

Office equipment	$18,878	$18,799
Motor vehicle	$28,052	$28,110
	46,930	46,909
Accumulated depreciation	(15,517)	(12,689)
	$31,413	$34,220

NOTE 8 – INCOME TAXES LIABILITIES

	March 31, 2017	December 31, 2016

Value added tax payable	$8,865	$839
Personal Income Tax payable	$274	$6
Urban construction and maintenance tax	$621	$127
Education surcharge	$266	$80
Local education surcharge	$177	$53
Income tax payable	$(88)	$(87)
Total	10,116	1,017

NOTE 9 – OTHER PAYABLE

	March 31, 2017	December 31, 2016

Salaries and wages accrued to employees	$6,558	$8,100
Accrued charges to third parties	$43,483	$166,643
Other payables	$256	$(3,965)
	50,296	170,778

NOTE 10 – RELATED PARTY TRANSACTIONS

Mr. Jun Liu (“Mr. Liu”), the Company’s President and Chief Executive Officer, advanced the Company $451,949 as of March 31, 2017 compared with $423,686 as of December 31, 2016.. The amount due to Mr. Liu is unsecured, interest free and has no fixed terms of repayment.

NOTE 11 – EQUITY

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of March 31, 2017. From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 13 - SUBSEQUENT EVENTS

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

	Three Months Ended March 31,		Change
	2017	2016	$	%

REVENUE	$353,513	$-	353,513	100
Cost of Sales	-	-	-	-
Gross Profit	353,513	-	353,513	100
OPERATING EXPENSES
General and administrative	111,560	-	111,560	100
Professional fees	10,887	5,000	5,887	118
Total other expenses	991	1,849	(858)	(46)
Total Operating Expenses	123,438	6,849	116,589	1,702
Net profit (loss) from operations	230,075	(6,849)	236,924	3,459
Provision for income taxes	-	-	-	-
Net profit (net loss)	$230,075	$(6,849)	236,924	3,459

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

As of March 31, 2017, we had cash and cash equivalents of approximately $110,103. Our total current assets were $241,584 and our total current liabilities were $512,361. For the three months ended March 31, 2017, we have a net profit of $230,075 and an accumulated deficit of $162,200 and shareholder’s deficit $230,619 as of March 31, 2017.

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

Dated: November 17, 2017

ASIA EQUITY EXCHANGE GROUP, INC.

/s/ Xiangyu Wang
Xiangyu Wang
Chief Executive Officer (Principal Executive Officer)

/s/ Yau Chit Man Samuel
Yau Chit Man Samuel
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

