Form 10-Q/A
period 2017-06-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2017-11-17
CIK 1590565

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

Explanatory Note

Asia Equity Exchange Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on August 10, 2017 (the “Form 10-Q”), for the purpose of correcting an inappropriate accounting policy adopted for Goodwill arising from reverse acquisition of a public shell company. The acquisition of AEEGCL and its subsidiaries by the Company in 2016 should be accounted for as a reverse acquisition under which no goodwill shall be recorded and it shall be charged as capital deficiency.

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

ASIA EQUITY EXCHANGE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believes,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will,” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$370,670	$55,360
Prepaid expenses	9,167	5,554
Account receivable	-	-
Other receivable	54,663	669
Rental deposit	35,541	34,708
Total current assets	470,041	96,291
Fixed assets, net of accumulated depreciation	10,635	34,220
Intangible assets, net of amortization	5,659	6,013
Goodwill	-	-
Other non-current assets	2,306	3,604
TOTAL ASSETS	$488,641	$140,128

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$14,793	$171,795
Income Taxes Payable	23,741	-
Other payables	131,633	-
Amount due to a director	452,543	423,686
TOTAL LIABILITIES	$622,709	$595,481

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 3,000,000,000 shares authorized; par value $0.001, 1,146,000,000 shares issued and outstanding	1,146,000	1,146,000
Capital deficiency	(1,213,634)	(1,213,634)
Accumulated deficit	(62,378)	(387,719)
Foreign currency translation adjustment	(4,056)	-
Total Stockholders’ Deficit	(134,068)	(455,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$488,641	$140,128

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (USD). The functional currency of the Company is USD. The functional currency of AEEGCL,AEEX HK and AACCL are USD, Hong Kong Dollar (HKD) and Renminbi (RMB),respectively. The translation rates are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average HKD : US$ exchange rate in the period	0.1283	0.1289	0.8821	0.1287
Spot HKD : US$ exchange rate as at the period end	0.1281	0.1289	0.1281	0.1289
Average RMB : US$ exchange rate in the period	0.1461	0.1531	0.1458	0.153
Spot RMB : US$ exchange rate as at the period end	0.1476	0.1505	0.1476	0.1505

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has shareholder’s deficit of $134,068.

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

NOTE 5 – INTANGIBLE ASSETS

	June 30, 2017	December 31, 2016

Computer software	$7,189	$7,020
Accumulated amortization	(1,529)	(1,008)
	$5,659	$6,013

NOTE 6 – RESTATEMENT – GOODWILL

The Company has determined its previously issued unaudited interim consolidated financial statements for the three months periods ended June 30, 2017 contained an error with respect to ASC 805, Business Combinations. Specifically, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill should be recorded. The impact of such restatement is as below:

	As of June 30, 2017
	As reported	As restated
ASSETS
Goodwill	$1,189,921	$-

STOCKHOLDERS’ DEFICIT
Capital deficiency	$(23,713)	$(1,213,634)

NOTE 7 – PLANT AND EQUIPMENT

	June 30, 2017	December 31, 2016

Office equipment	$19,153	$18,799
Motor vehicle	$0	$28,110
	19,153	46,909
Accumulated depreciation	(8,519)	(12,689)
	$10,635	$34,220

NOTE 8 – INCOME TAXES LIABILITIES

	June 30, 2017	December 31, 2016

Value added tax payable	$17,757	$839
Personal Income Tax payable	$-	$6
Urban construction and maintenance tax	$1,243	$127
Education surcharge	$533	$80
Local education surcharge	$355	$53
Income tax payable	$3,853	$(87)
Total	23,741	1,017

NOTE 9 – OTHER PAYABLE

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

	Six Months Ended June 30,		Change
	2017	2016	$	%

Revenues	$649,890	$-	649,890	100
Cost of Sales	-	-	-	-
Gross Profit	649,890	-	649,890	100
General and administrative expenses	259,097	354,318	(95,221)	(27)
Professional fees	41,993		41,993	100
Total other expenses	3,327		3,327	100
Income tax credit		4,114
Loss on abandonment of fixed assets	(11,634)		(11,634)	100
Foreign currency translation adjustment		(2,030)	2,030	(100)
Porfit (loss) before income taxes	333,839	(352,234)	686,073	195
Provision for income taxes	3,942		3,942	100
Net profit (net loss)	$329,897	$(352,234)	682,131	194

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

As of June 30, 2017, we had cash and cash equivalents of approximately $370,669. Our total current assets were $1,678,563 and our total current liabilities were $622,710. For the six months ended June 30, 2017, we had a net profit of $329,897 and an accumulated deficit of $62,378 and as of June 30, 2017, a shareholder’s deficit of $134,068.

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

