Form 10-Q
period 2017-09-30
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2017-11-20
CIK 1590565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 per value	[ 114,600,000]

ASIA EQUITY EXCHANGE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Asia Equity Exchange Group, Inc., a Nevada corporation, and its consolidated subsidiaries;

●	“AEEGCL” are to our Samoa subsidiary, Asian Equity Exchange Group Co., Ltd;

●	“AEEX HK” are to AEEX (HK) International Finance Services Limited (formerly known as Yinfu International Enterprise Limited), a company formed in Hong Kong;

●	“AACCL” are to Asian & American Consultant (Shenzhen) Co., Ltd., (formerly known as Yinfu Guotai Investment Consultant (Shenzhen) Co., Ltd.), our PRC subsidiary;

●	“China” and “PRC” are to the People’s Republic of China;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended

3

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective July 31, 2017, we completed a reverse stock split in which each one (1) share of common stock of the Company was automatically combined and converted into one tenth (0.10) of a share of common stock at the one-for-10 reverse split ratio. All share numbers and per share information in this Report on Form 10-Q have been adjusted to give effect to this reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA EQUITY EXCHANGE GROUP, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$277,395	$55,360
Prepaid expenses	6,692	5,554
Other receivable	867,386	669
Rental deposit	41,347	34,708
Total current assets	$1,192,820	$96,291
Fixed assets, net of accumulated depreciation	10,589	34,220
Intangible assets, net of amortization	5,523	6,013
Other non-current assets	1,648	3,604
TOTAL ASSETS	$1,210,580	$140,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$17,329	$171,795
Income taxes payable	190,637	-
Other payables	440,656	-
Amount due to a director	-	423,686
TOTAL LIABILITIES	$648,622	$595,481

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 300,000,000 shares authorized; par value $0.001, 114,600,000 shares issued and outstanding	114,600	114,600
Capital deficiency	(182,234)	(182,234)
Retained earnings (Accumulated deficit)	642,567	(387,719)
Foreign currency translation adjustment	(12,975)	-
Total Stockholders’ Equity (Deficit)	561,958	(455,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,210,580	$140,128

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Statements of Operation and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30
	2017	2016		2017	2016

REVENUE	$1,116,148		$507,142	$1,766,038		$507,142
Cost of Sales	-		361,688	-		361,688
Net Revenue	$1,116,148		$145,454	$1,766,038		$145,454
OPERATING EXPENSES

General and administrative expenses	205,439		154,417	464,536		508,735
Professional fees	14,273		-	56,266		-
Other operating expenses	5,244		-	8,571		-
Total Operating Expenses	224,956		154,417	529,373		508,735
Income tax credit	-		-	-		4,114
Net profit from operations	891,192		(8,963)	1,236,665		(359,167)

Other expenses
Profit (Loss) on disposal of fixed assets	7		-	(11,627)		-
Foreign currency translation adjustment	-		(905)	-		(1,598)
Total other expenses	7		(905)	(11,627)		(1,598)

Profit (loss) before provision for income taxes	891,199		(9,868)	1,225,038		(360,765)

Provision for income taxes	190,810		-	194,752		-

Net Profit (loss)	$700,389		$(9,868)	$1,030,286		$(360,765)

Basic and diluted earnings (loss) per common share	$0.006	$	(0.00)	$0.009	$	(0.00)

Weighted average number of common shares outstanding – basic and diluted	114,600,000		112,835,164	114,600,000		106,417,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit	$1,030,286	$(359,167)
Changes in operating activities:
Depreciation and amortization	$9,908	$8,793
Loss on disposal of equipment	11,627	-
Prepaid Expenses	(1,138)	(27,067)
Other receivables	(873,356)	(5,675)
Accounts payable and accrued liabilities	(137,496)	(11,287)
Advances from a director	-	367,634
Income taxes payable	190,637
Net Cash Generated From (Used In) Operating Activities	230,468	(26,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible asset	-	(7,403)
Purchases of property and equipment	(1,864)	(75,350)
Net receipt from liquidation of fixed assets	6,406	-
Net Cash Generated from (Used In) Investing Activities	$4,542	$(82,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to a related party	-	(4,496)
Advances from a related party	-	120,736
Net Cash Generated From Financing Activities	$-	$116,240

Effect of foreign exchange rate	(12,975)	(671)

Net increase in cash and cash equivalents	222,035	6,047
Cash and cash equivalents, beginning of period	55,360	22,655
Cash and cash equivalents, end of period	$277,395	$28,702
Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$4,024	$1,561
Non-cash financing activities:

The accompanying notes to the financial statements are an integral part of these unaudited statements.

ASIA EQUITY EXCHANGE GROUP, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Asia Equity Exchange Group, Inc. (the “Company” or “AEEX”) is a Nevada corporation incorporated on July 15, 2013, under the name “I In The Sky, Inc.”. The Company filed a name change to AEEX with the state of Nevada on July 22, 2015. It is based in Hong Kong, the People’s Republic of China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year ends on December 31.

The Company’s original business plan was to manufacture and market low cost GPS tracking devices and software to businesses and families. However, this business was not successful and the Company had no revenues generated from its business until April 12, 2016 when it completed the reverse acquisition of Asian Equity Exchange Group Co., Ltd (“AEEGCL”).

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

 AEEGCL was incorporated under the laws of Samoa on May 29, 2015. It offers an international equity assistance and information service platform designed to provide equity investment financing information and public relationship services to enterprises in Asia, particularly China. AEEGCL owns 100% of AEEX (HK) International Financial Services Limited (formerly known as Yinfu International Enterprise Limited, “AEEX HK”), a Hong Kong corporation incorporated on December 22, 2014. AEEX HK owns 100% of Asian & American Consultant (Shenzhen) Co., Ltd. (formerly known as Yinfu Guotai Investment Consultant (Shenzhen) Co., Ltd., “AACCL”), a corporation incorporated in the People’s Republic of China (the “PRC”) on April 15, 2015. Both AEEX HK and AACCL are engaged in the provision of investment and corporate management consultancy services.

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

Reverse Stock Split

On July 21, 2017, the Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”) as of July 31, 2017 (the “Effective Date”).

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

The Reverse Stock Split does not have any effect on the stated par value of the Common Stock and the Company’s authorized preferred stock of 1,000,000 shares which will remain unchanged. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power remain virtually unchanged except for minor changes and adjustments resulting from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of Common Stock are substantially unaffected by the Reverse Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed consolidated financial information as of September 30, 2017 and for the nine-month period ended September 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of AEEX for the year ended December 31, 2016.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2017, its interim condensed consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries (collectively, the “Group”). All significant inter-company balances and transactions within the Group have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Intangible Assets

Intangible assets consist of computer software and are recorded at cost. Amortization is calculated using the straight-line method over the estimated useful life of the computer software, which is 5 years.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

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

The carrying values of our financial instruments, including cash and cash equivalents, balances with directors and related parties, other receivables and other payables approximate their fair value due to the short maturities of these financial instruments. The Company did not have financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured.

Earnings Per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net profit (loss) by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2017 and December 31, 2016, there was no dilutive security outstanding.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires the use of the “management approach” model for segment reporting. This is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business segment: the operations of an equity information service platform designed to provide equity investment financing information to all enterprises in Asia.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (USD). The functional currency of the Company is USD. The functional currency of AEEGCL, AEEX HK and AACCL are USD, Hong Kong Dollar (HKD) and Renminbi (RMB), respectively. The translation rates are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average HKD: US$ exchange rate in the period	0.1280	0.1289	0.1284	0.1288
Spot HKD: US$ exchange rate as at the period end	0.1280	0.1289	0.1280	0.1289
Average RMB: US$ exchange rate in the period	0.1492	0.1501	0.1469	0.1520
Spot RMB: US$ exchange rate as at the period end	0.1507	0.1500	0.1507	0.1500

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

Concentration of Credit Risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of September 30, 2017 amounted to $277,272, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

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

The following table sets forth the computation of basic earnings per share, for the period ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net profit (loss)	$700,389	$(9,868)	$1,030,286	$(360,765)

Weighted average common shares issued and outstanding (basic and diluted)	114,600,000	112,835,164	114,600,000	110,641,758

Net profit (loss) per common share, basic and diluted	$0.006	$(0.000)	$0.009	$(0.000)

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the three and nine months ended September 30, 2017.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 8.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2017.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – PREPAID EXPENSES

The amounts of $6,692 and $5,554 as at September 30, 2017 and December 31, 2016, respectively, were paid to the OTC Markets for their annual services.

NOTE 4 – OTHER RECEIVABLE

	September 30, 2017	December 31, 2016

Other receivable	$114,021	$669
Due from Shenzhen Shangyuan Electronic Commerce Co., Ltd	753,365	-
	$867,386	$669

The amount due from Shenzhen Shangyuan Electronic Commerce Co., Ltd, a non-related party of the Company, is unsecured, non-interest bearing and has no fixed term of repayment.

NOTE 5 – INTANGIBLE ASSETS

	September 30, 2017	December 31, 2016

Computer software	$7,338	$7,020
Accumulated amortization	(1,815)	(1,007)
	$5,523	$6,013

NOTE 6 – FIXED ASSETS

	September 30, 2017	December 31, 2016

Office equipment	$20,345	$18,799
Motor vehicle	$-	$28,110
	20,345	46,909
Accumulated depreciation	(9,756)	(12,689)
	$10,589	$34,220

NOTE 7 – INCOME TAXES PAYABLE

	September 30, 2017	December 31, 2016

Income taxes payable	$190,637	$-
Total	190,637	-

NOTE 8 – OTHER PAYABLES

	September 30, 2017	December 31, 2016

Salaries and wages accrued to employees	$17,329	$8,100
Accrued charges to third parties	$7,901	$166,643
Others (Note 9)	$432,755	$(3,965)
	457,985	170,778

NOTE 9 – RELATED PARTY TRANSACTIONS

Mr. Jun Liu (“Mr. Liu”), who resigned as chairman, a member of the board of directors and the position as the president and Chief Executive Officer of the Company on September 8, 2017, advanced the Company $444,118 as of September 30, 2017 compared with $423,686 as of December 31, 2016. The amount due to Mr. Liu, which has been reclassified as other payables (Note 8) as of September 30, 2017, is unsecured, interest free and has no fixed terms of repayment.

NOTE 10 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. As of September 30, 2017, the Company does not have any issued shares of preferred stock and has not designated any shares for issuance.

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

On July 21, 2017, the Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”) as of July 31, 2017 (the “Effective Date”). Before the Effective Date, the Company was authorized to issue 3,000,000,000 shares of Common Stock and had 1,146,000,000 shares of Common Stock issued and outstanding. Simultaneously with the Reverse Stock Split, the Company decreased its authorized Common Stock to 300,000,000 shares. As a result of the Reverse Stock Split, the Company currently has 114,600,000 shares of Common Stock issued and outstanding (subject to adjustment due to the effect of rounding fractional shares into whole shares) and an amount of $1,031,400 will be reclassified from Common Stock to additional paid-in capital. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

As of September 30, 2017, the Company had 114,600,000 shares of common stock issued and outstanding.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of September 30, 2017. From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

On October 30, 2017, Ms. Yue Ming resigned as a member of the board of directors (the “Board”) and from the position as Chief Financial Officer of the Company, effective immediately. On the same day, the Board appointed Mr. Yau Chit Man Samuel as a member of the Board and Chief Financial Officer of the Company to fill the vacancy created by the departure of Ms. Ming.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in US. Dollars and in accordance with U.S. GAAP.

Overview of Our Business

We offer an international equity assistance and information service platform designed to provide equity investment financing information and public relation services to enterprises in Asia, particularly China.

We generated revenue of $1,766,038 and $507,142 for the nine months ended September 30, 2017 and 2016, respectively. We had a net profit of $1,030,286 and a net loss of $360,765 in the third quarter of 2017 and 2016, respectively. As of September 30, 2017, we had retained earnings of $642,567 and net assets of $561,958.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change
	2017	2016	$	%
Revenue	$1,116,148	507,142	609,006	120
Cost of Sales	-	361,688	(361,688)	100
Gross Profit	1,116,148	145,454	970,694	667

General and administrative expenses	205,439	154,417	51,022	33
Professional fees	14,273	-	14,273	100
Total other expenses	5,244	-	5,244	100
Income tax credit	-	-	-	-
Loss on abandonment of fixed assets	7	-	7	100
Foreign currency translation adjustment	-	(905)	905	100
Profit before income taxes	891,199	(9,868)	901,067	9,131
Provision for income taxes	190,810	-	190,810	100
Net profit (net loss)	$700,389	$(9,868)	710,257	7,198

Revenue. Our revenue increased by 120% from $507,142 for the three months ended September 31, 2016 to $1,116,148 for the three months ended September 31, 2017, primarily due to the increase in our business and continuous recognition of revenue upon completion of customer service contracts in accordance with our accounting policy.

General and administrative expenses. General and administrative expenses increased to $205,439, or 18% of revenue for the three months ended September 30, 2017, as compared to $154,417 for the same period of 2016, representing an increase of $51,022.

The rental expense of $88,366 for the third quarter of 2017 accounted for 43% of total operating expenses, as compared to $64,438 for the same period in 2016. The increase of $23,927 was primarily due to the increase of monthly rent in our PRC office. The salary expense of $60,273 for the three months ended September 30, 2017 accounted for 29% of total operating expenses, as compared to $28,113 for the same period in 2016. The increase of $32,160 was mainly due to the gradual increase in number of employees to cope with our business expansion.

Income tax expense. For the three months ended September 30, 2017, income tax expense was $190,810 compared to $Nil for the same period in 2016. The increase was resulted from the increase of revenue and operating profit for the three months ended September 30, 2017.

Net (loss) profit. As a result of industry growth and our effective marketing activities, we are able to utilize online platform to grow our revenue in the third quarter of 2017. For the three months ended September 30, 2017, we recorded net income of $700,389, as compared to a net loss of $9,868 for the same period of last year.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Nine Months Ended September 30,		Change
	2,017	2,016	$	%
Revenue	$1,766,038	$507,142	1,258,896	248
Cost of Sales	-	361,688	(361,688)	100
Gross Profit	1,766,038	145,454	1,620,584	1114
General and administrative expenses	464,536	508,735	(44,199)	-9
Professional fees	56,266	-	56,266	100
Total other expenses	8,571	-	8,571	100
Income tax credit	-	4,114	(4,114)	-100
Loss on abandonment of fixed assets	(11,627)		(11,627)	100
Foreign currency translation adjustment	-	(1,598)	1,598	100
Profit before income taxes	1,225,038	(360,765)	1,585,803	440
Provision for income taxes	194,752	-	194,752	100
Net profit (net loss)	$1,030,286	$(360,765)	1,391,051	386

Revenue. Our Company has generated revenue of $1,766,038 and $507,142 during the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily due to the increase in our business and continuous recognition of revenue upon completion of customer service contracts in accordance with our accounting policy.

General and administrative expenses. General and administrative expenses decreased to $464,536, or 26% of revenue, for the nine months ended September 30, 2017, as compared to $508,735, for the same period in 2016, representing a decrease of $44,199, or 9%. This was mainly attributable to the exercise of more efficient cost control measures.

The consulting fees expense for the first nine months of 2017 were $1,507, compared to $97,680 for the comparative period in 2016, representing a decrease of $96,173. This was primarily due to the expense on business survey conducted in 2016.

Income tax expense. For the nine months ended September 30, 2017, income tax expense was $194,752 compared to $Nil for the same period in 2016. The increase was resulted from the increased revenue and operating profit for the nine months ended September 30, 2017.

Net (loss) profit. As a result of the increase in our business operations and continuous recognition of revenue from the completion of customer service contracts, we recorded a net profit of $1,030,286 for the nine months ended September 30, 2017, compared to a net loss of $360,765 for the same period in 2016.

Liquidity and Capital Resources

We have financed our liquidity requirements primarily from funding from Mr. Jun Liu, our former President and Chief Executive Officer and operating income.

As of September 30, 2017, we had cash and cash equivalents of $277,395. Our total current assets were $1,192,820 and our total current liabilities were $648,622. For the nine months ended September 30, 2017, we had net profit of $1,030,286, retained earnings of $642,567 and net equity of $561,958 as of September 30, 2017.

We plan to fund the operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements. In addition, there can be no assurance that we will be successful in obtaining any financing at terms satisfactory to us, or any financing at all.

	Nine Months Ended September 30,
	2017	2016

Net Cash (Used In) Provided By Operating Activities	$230,468	$(26,769)
Net Cash (Used In) Provided By Investing Activities	4,542	(82,753)
Net Cash Provided By Financing Activities	-	116,240
Effect of foreign exchange rate	(12,975)	(671)
Net increase in cash and cash equivalents	222,035	6,047
Cash and cash equivalents, beginning of period	55,360	22,655
Cash and cash equivalents, end of period	$277,395	$28,702

Operating Activities

Net cash provided by operating activities was $230,468 in the nine months ended September 30, 2017, as compared to net cash used in operating activities of $26,769 in the same period in 2016. The increase of net cash provided by operating activities was attributed to our net profit. During the nine months ended September 30, 2017, we received $1,760,556 from the provision of services to our customers. At the same time, we paid $124,531 for salary, $12,627 for taxes and government charges, and $971,113 for other operating activities.

Investing Activities

During the nine months ended September 30, 2017 and 2016, the Company has cash inflow of $4,543 and outflow of $82,753 in investing activities, respectively.

Financing Activities

During the nine months ended September 30, 2017, the Company has no cash used in or generated from financing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2017 because of the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2017:

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Other Information.

None.

Item 4. Exhibits.

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

Dated: November 20, 2017

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

