Form 10-Q
period 2018-03-31
ASIA EQUITY EXCHANGE GROUP, INC.
filed 2018-05-14
CIK 1590565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 per value	[118,900,016]

ASIA EQUITY EXCHANGE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will,” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA EQUITY EXCHANGE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$1,420,377	$512,729
Accounts receivable	1,279,087	994,500
Loans receivable	1,590,000	2,295,000
Short-term investment	15,900,000	15,300,000
Prepaid expenses and other current assets	858,272	432,262
Total current assets	21,047,736	19,534,491

Property and equipment, net	68,600	76,040
Deferred tax assets	97,010	93,349
Total assets	$21,213,346	$19,703,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Deferred revenue	$2,105,934	$2,315,123
Accrued expense and other current liabilities	152,748	297,405
Taxes payable	724,026	396,221
Due to related party	541,726	583,787
Total current liabilities	$3,524,434	$3,592,536

Income tax payable – noncurrent portion	75,557	75,557
Total liabilities	3,599,991	3,668,093
Commitments and contingencies
Equity
Preferred stock, 1,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 300 million shares authorized; par value $0.001, 118,900,016 shares issued and outstanding *	118,900	118,900
Additional paid in capital	15,045,700	15,045,700
Statutory reserve	63,950	63,950
Retained earnings	1,676,576	756,192
Accumulated other comprehensive income	708,229	51,045
Total equity	17,613,355	16,035,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,213,346	$19,703,880

* Giving retrospective effect of reverse merger transaction consummated on April 12, 2016 and the 1 for 10 reverse stock split effected on July 21, 2017

The accompanying notes are an integral parts to these unaudited condensed consolidated financial statements

ASIA EQUITY EXCHANGE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2018	2017

Revenue	$1,925,197	$354,447

Operating expenses
Selling expenses	424,512	7,805
General and administrative expenses	467,148	146,891
Total Operating Expenses	891,660	154,696

Income (loss) from operations	1,033,537	199,751

Other income (expense)
Interest income	209,930	-
Foreign currency transaction gain (loss)	(13,316)	182
Other expense	(8,765)	(270)
Total other income (expense), net	187,849	(88)

Income before income tax	1,221,386	199,663

Provision for income taxes	301,002	49,409

Net income	920,384	150,254

Other comprehensive income
Foreign currency translation gain	657,184	(1,313)
Comprehensive income	$1,577,568	$148,941

Earnings per share Basic and diluted	$0.01	$0.00

Weighted average number of shares Basic and diluted *	118,900,016	114,600,000

* Giving retrospective effect of reverse merger transaction consummated on April 12, 2016 and the 1 for 10 reverse stock split effected on July 21, 2017

The accompanying notes are an integral parts to these unaudited condensed consolidated financial statements

ASIA EQUITY EXCHANGE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$920,384	$150,254
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	5,364	3,065
Gain from disposal of fixed assets	(505)	-
Changes in operating assets and liabilities:
Accounts receivable	(244,506)	(29,000)
Prepaid expenses and other current assets	(413,803)	(117,736)
Deferred revenue	(293,838)	-
Other payables and accrued expenses	(152,932)	16,186
Income taxes payable	313,025	58,443
Net cash provided by operating activities	133,189	81,212
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,217)	-
Proceeds from disposal of fixed assets	7,605	-
Collection on third-party loans	791,500	-
Net cash provided by investing activities	796,888	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from related party	-	28,002
Repayments of related party loan	(40,013)	-
Net cash (used in) provided by financing activities	(40,013)	28,002
EFFECT OF EXCHANGE RATES ON CASH	17,584	45
NET INCREASE IN CASH	907,648	109,259
CASH, BEGINNING OF PERIOD	512,729	55,371
CASH, END OF PERIOD	$1,420,377	$164,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income tax	$15,364	$-

The accompanying notes are an integral parts to these unaudited condensed consolidated financial statements

ASIA EQUITY EXCHANGE GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the “Company have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 13, 2018.

Principle of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company reflect the principal activities of the following entities. All intercompany balances and transactions have been eliminated upon consolidation.

Asia Equity Exchange Group, Inc.
(Nevada)
Asian Equity Exchange Group Co., Ltd.
(Samoa)
AEEX (HK) International Financial Services Limited.
(HK)
Asia America Consultants (Shenzhen) Co., Ltd.
(China)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management, include, but are not limited to revenue recognition. Actual results could differ from these estimates.

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

Accounts Receivable, net

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible amounts. The Company generally receives a cash payment before delivery of the services, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At March 31, 2018 and December 31, 2017, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Useful life
Electronic equipment	3 years
Office furniture	5 years
Transportation vehicles	4 years
Computer software	5 years

Impairment of Long-lived Assets

The Company reviews long-lived assets, including definitive-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no events or changes in circumstances that triggered a review of impairments of long-lived assets as of March 31, 2018 and December 31, 2017.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, loans receivable, prepaid expenses and other current assets, short-term investment, deferred revenue, accrued and other liabilities, taxes payable and due to related party to approximate the fair value of the respective assets and liabilities based upon the short-term nature of the assets and liabilities.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 in the first quarter of 2018 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018 as the Company’s revenue was recognized based on the amount of consideration expects to receive in exchange for satisfying the performance obligations.

ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

The Company’s revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have been rendered to the customers. Persuasive evidence of an arrangement is demonstrated via service contract and invoice; and the sales price to the customer is fixed upon acceptance of the contract and there is no separate rebate, discount, or volume incentive. The Company recognizes revenue when promised services are rendered and collectability of payment is reasonably assured.

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

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the unaudited condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2018. The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there were no differences in the pattern of revenue recognition:

	Three Months Ended March 31, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Membership fee	$37,736	$37,736	$-
Consulting service fee	1,887,461	1,887,461	-
Total revenue	$1,925,197	$1,925,197	$-

Contract Balances and Remaining Performance Obligations

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Our contract assets, consist primarily of accounts receivable related to providing public listing related consulting services to our customers when revenue is recognized prior to payment and we have an unconditional right to payment. We had accounts receivable related to revenues from contracts with customers of $1,279,087 and $994,500 as of March 31, 2018 and December 31, 2017. We had no impairments related to these receivables during the three months ended March 31, 2018. Our contract liabilities, which are reflected in our unaudited condensed consolidated balance sheets as deferred revenue, consist primarily of customer payments for membership and public listing related consulting services in advance of satisfying our performance obligations. The Company’s performance obligations related to contract liabilities of $0.93 million as of January 1, 2018 were recognized as revenue during the first quarter of 2018. The Company’s performance obligations related to contract liabilities of approximately $1 million as of March 31, 2018 are expected to be recognized as revenue in the second quarter of 2018.

We do not disclose information about remaining performance obligations pertaining to service contracts that either (i) contracts with an original expected term of one year or less, or (ii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services rendered.

Income Tax

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at March 31, 2018 and December 31, 2017.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The Company’s subsidiaries in China and Hong Kong are subject to the income tax laws of the PRC and Hong Kong. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2013 and after. As of March 31, 2018 the tax years ended December 31, 2015 through December 31, 2017 for the Company’s PRC subsidiary remain open for statutory examination by PRC tax authorities.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to ordinary shareholders of the Company by the weighted average ordinary shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised and converted into ordinary shares. There were no dilutive shares for the three months ended March 31, 2018 and 2017.

Foreign Currency Translation

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiary in Hong Kong reports its financial positions and results of operations in Hong Kong Dollar and the Company’s subsidiary in China reports its financial position sand results of operations in Renminbi (“RMB”). The accompanying unaudited condensed consolidated financial statements are presented in United States Dollar (USD). The unaudited condensed consolidated statements of income and comprehensive income and cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in unaudited condensed consolidated balance sheets. Gains and losses from foreign currency transactions are included in the unaudited condensed consolidated statements of income and comprehensive income.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	March 31,	December 31,	Three months ended March 31,
	2018	2017	2018	2017
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	0.1590	0.1530	0.1583	0.1454
HKD:1USD	0.1274	0.1279	0.1277	0.1288

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company adopted ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method, which will not result in a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date.

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

NOTE 3 - LOANS RECEIVABLE

From September to December 2017, the Company advanced a total of $2,295,000 (RMB 15 million) one year short-term loans to a former customer as working capital. Among the RMB 15 million loan, RMB 5 million is non-interest bearing and RMB 10 million are interest-bearing loans with interest rate of 5% per annum. The Company collected RMB 5 million (approximately $791,500) non-interest bearing portion of the loan from Shangyuan during the quarter ended March 31, 2018 and expects to fully collect the remaining RMB 10 million before June 30, 2018. Interest income of $19,603 was accrued and reflected in the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018.

NOTE 4 - SHORT-TERM INVESTMENT

On November 21, 2017, the Company entered into an investment agreement with China Construction Bank (“the Bank”). The agreement allows the Company to invest RMB 100 million ($15.3 million) with the Bank for a six-month term maturing on May 20, 2018. The Bank invests the Company’s fund in certain financial instruments including money market funds, bonds or mutual funds. The rates of return on these instruments was guaranteed at 4.8% per annum. The Company’s investment is not subject to market fluctuation and therefore, the Company did not record any gain or loss on its investment. Interest income of $190,800 was accrued for the three months ended March 31, 2018.

NOTE 5 – DEFERRED REVENUE

Deferred revenue consists of amounts received from customers for membership and public listing related consulting services not yet completed as of the balance sheets date. The details of customer deposits are as follows:

	As of
	March 31, 2018	December 31, 2017
Customer deposit for membership	$256,442	$53,077
Customer deposits for consulting services	1,849,492	2,262,046
Total deferred revenue	$2,105,934	$2,315,123

NOTE 6 - RELATED PARTY TRANSACTION

As of March 31, 2018 and December 31, 2017, the balances due to a major stockholder are comprised of non-interest bearing advances used for working capital. The balance due to stockholder is due upon demand and unsecured.

NOTE 7 – TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

AEEX is incorporated in the United States and has accumulative net operating loss carry forwards of approximately $192,000 as of March 31, 2018. Such net operating loss is available for offsetting against future taxable U.S. income, expiring in 2037. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2018 and December 31, 2017 was approximately $67,000 and $45,000, respectively.

AEEGCL was incorporated under the International Companies Act 1988 of Samoa as a non-resident company. Under current laws of Samoa, income earned is not subject to income tax.

AEEX HK is subject to Hong Kong profits tax at a rate of 16.5%, and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2018 and 2017, and accordingly no provision for Hong Kong profits tax made in these periods.

AACCL is incorporated in the PRC and is subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three months ended March 31, 2018 and 2017. The Company recorded $97,010 and $93,349 deferred income tax assets as of March 31, 2018 and December 31, 2017, respectively, derived from prior year net operating loss carryforward assessed and recognized by local tax authority.

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

The Company’s income tax expense for the three months ended March 31, 2018 and 2017 are as follows:

	For the three months ended March 31,
	2018	2017
Current income tax
USA	$-	$-
Samoa	-	-
Hong Kong	-	-
China	301,002	49,409
	301,002	49,409

Deferred income tax
China	-	-
	-	-

Total income tax expense	$301,002	$49,409

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Statutory PRC income tax rate	25.0%	25.0%
Permanent difference	0.2	0.0
Rate exemption	(0.6)	(0.3)

Effective tax rate	24.6%	24.7%

The Company’s deferred tax assets are comprised of the following:

	As of
	March 31, 2018	December 31, 2017

Net operating loss	$211,599	$148,074
Total deferred tax assets	211,599	148,074
Valuation allowance	(114,589)	(54,725)
Deferred tax assets, long-term	$97,010	$93,349

The Company’s taxes payable consists of the following:

	March 31, 2018	December 31, 2017

VAT tax payable	$39,092	$14,470
Corporate income tax payable	755,678	455,017
Others	4,813	2,291
Total tax payable	799,583	471,778
Less: noncurrent portion	(75,557)	(75,557)
Total tax payable- current portion	$724,026	$396,221

NOTE 8 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and Hong Kong, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. As of March 31, 2018 and December 31, 2017, cash balances of $1,284,245 and $512,324, respectively, were maintained at financial institutions in the PRC and Hong Kong, which were not insured by any of the authorities. In addition, the Company’s short-term investment fund deposited with China Construction Bank is also not insured (Note 5).

For the three months ended March 31, 2018 and 2017, substantial of the Company’s assets were located in the PRC and substantial of the Company’s revenues were derived from its subsidiaries located in the PRC.

For the three months ended March 31, 2018, two customers accounted for approximately 47.6% and 26.0% of the Company’s total revenue. For the three months ended March 31, 2017, one customer accounted for approximately 15.4% of the Company’s total revenue.

For the three months ended March 31, 2018, two customers accounted for 80.8% and 11.4% of the Company’s outstanding accounts receivable. No single customer accounted for more than 10% of the Company’s outstanding accounts receivable for the three months ended March 31, 2017.

NOTE 9 – COMMITMENTS

Lease Obligation

The Company leases office spaces under operating leases. Operating lease expense amounted to $93,174 and $37,383 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows as of March 31, 2018:

Twelve months ending March 31,
2019	$545,547
2020	258,164
Thereafter	-
Total	$803,711

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

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred after March 31, 2018 through the date of these unaudited condensed consolidated financial statements were issued, and concluded that no subsequent events required disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We derived our revenue from offering various consulting services to our customers through our international equity assistance and information service platform designed to provide member registration services, equity investment financing information to enterprises in Asia, mainly in China. Currently 61 companies are registered with us, and additional 47 companies are in the process of registration with us. In addition, we also provides various public listing aid consulting services to our members to be publicly listed in the stock exchanges in the United States and other countries. All companies currently registered with us are located in China, as are the additional companies in the process.

We generated revenue of $1,925,197 and $354,447 for the three months ended March 31, 2018 and 2017, respectively. We had a net income of $920,384 and $150,254 in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had retained earnings of $1,676,576 and net assets of $17,613,355.

Results of Operations- Comparison of Three Months Ended March 31, 2018 and 2017

	For the three months ended March 31,
	2018	2017	Variances	% of variance

Revenue	$1,925,197	$354,447	$1,570,751	443%
Operating expenses			-
Selling expenses	424,512	7,805	416,707	5,339%
General and administrative expenses	467,148	146,891	320,257	218%
Total Operating Expenses	891,660	154,696	736,963	476%

Income from operations	1,033,537	199,751	833,785	417%

Other income (expense)
Interest income	209,930	-	209,930	100%
Foreign exchange gain(loss)	(13,316)	182	(13,498)	(7402)%
Other expense	(8,765)	(270)	(8,495)	3147%
Total other income (expense), net	187,849	(88)	187,937	(214476)%

Income before income taxes	1,221,386	199,663	1,021,724	512%

Provision for income taxes	301,002	49,409	251,593	509%

Net income	$920,384	$150,254	$770,131	513%

Revenues. Our revenue increased by $1,570,751 or 443% from $354,447 for the three months ended March 31, 2017 to $1,925,197 for the three months ended March 31, 2018, primarily due to increased public-listing related consulting services provided to customers during current quarter. In three months ended March 31, 2017, we only provided such consulting services to one customer for pre-listing knowledge education and tutoring, due diligence, market information analysis and business plan draft. In contrast, we provided more extended consulting services to four customers in current quarter, including but not limited to due diligence, market information collection and analysis, business plan, pre-listing education and tutoring, legal structure re-organization advisory services, shell company identification and recommendation, auditing and legal firm recommendation, investor referral and pre-listing financing coordination as well as many follow-up services. Through such comprehensive consulting services provided to customers, we enhanced public awareness of our service platform and developed more members and potential customers in current period. Our revenue increased accordingly as we completed the services.

Selling expenses. Our selling expense increased by $416,707 from $7,805 in three months ended March 31, 2017 to $424,512 in three months ended March 31, 2018. The increase in our selling expense was primarily because we developed more customers in current period for public listing consulting services, but we are short of competent in-house employees to handle related legal and accounting advisory services to be provided to customers, as a result, we increased outsourcing such services to several business partners. In addition, in response to our rapid market and customer development, we hired more employees and internally established four excellent service teams including the commerce, media, technology and legal department. Number of employees in these departments increased from 4 employees in three months ended March 31, 2018 to 28 employees in current period. The increase in employee hiring led to increased salary expense in current period as compared to the same period of last year. The overall increase in our selling expense reflected the above mentioned factors.

General and administrative expenses. General and administrative expenses increased by $320,257 or 218%, from $146,891 in three months ended March 31, 2017 to $467,148 in three months ended March 31, 2018. The increase in our general and administrative expense in current period as compared to the same comparative period of last year was largely due to increased audit, legal and other professional fee by $189,954 to maintain our public listing status, increased in salary expense by $127,471 due to increased administrative staff, and increased office lease expense by $61,493 due to larger office space leased to meet our business expansion demand.

Interest income: Our interest income increased by $209,930 or 100% when comparing three months ended March 31, 2018 to the same comparative period of 2017. In November 2017, we purchased a wealth management product from China Construction Bank. The investment bears an interest of 4.8% per annum. The related interest income of $190,237 has been accrued in current quarter. In addition, from September to December 2017, we advanced one year short-term loans of $2,295,000 (RMB 15 million) to a former customer for working capital. Among the RMB 15 million loan, RMB 5 million is non-interest bearing and the remaining RMB 10 million are interest-bearing loans with interest rate of 5% per annum. Related interest income of $19,603 has been accrued in current quarter. These factors led to our increased interest income for three months ended March 31, 2018.

Foreign exchange gain (loss): Foreign currency exchange loss increased by $13,497 when comparing three months ended March 31, 2018 to the same comparative period of 2017. We have operations in the Samoa, Hong Kong and the PRC, and our receipts and payments are mostly in currencies other than our reporting currency of U.S. Dollars. Our financial income for the three months ended March 31, 2018 and 2017 primarily reflects the foreign currency transaction gain or loss expressed in U.S. Dollars. We provide various consulting services to customers and received the customer payment in currencies other than USD. The foreign currency exchange gain or loss was mainly the result of the favorable or unfavorable USD against RMB for the periods indicated.

Provision for income taxes. Our income tax expense increased by $251,593 when comparing three months ended March 31, 2018 to the same period of 2017, primarily due to increased revenue and taxable income in current quarter.

Net income. As a result of the foregoing, we reported a net income of $920,384 for the three months ended March 31, 2018, compared to a net income of $150,254 for the three months ended March 31, 2017.

Plan of Operation

In 2018, we plan to enroll more qualified businesses in mainland China as well as other Asian countries to be listed in our website www.asiaotcmarkets.com for equity financing. We also plans to provide various consulting services to more customers who have the intentions to conduct initial public offerings and become public companies in the United States and other Asian stock exchanges. This is achieved by cooperating with authorized institutions in commercial roadshows and seeking support and assistance from local governments at all levels. Our ultimate goal in 2018 is to achieve a double-digit growth in the business and we anticipate our marketing efforts and high quality professional services will help us to generate increased revenue and cash flows in 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had $1,420,377 cash and cash equivalents compared to $512,729 as of December 31, 2017. We also had $1,279,087 accounts receivable from several customers who had engaged with us for public listing related consulting services. We have rendered the contracted services and we believe we can collect such balance in the short term. In addition, we have a short-term investment of $15.9 million with China Construction Bank which will mature on May 20, 2018, it will be released from the investment account and become available for use in our operation as working capital if necessary. As of March 31, 2018, we also have deferred revenue of $2.1 million derived from customer deposits for our membership and consulting services. Such amount will be recognized as revenue as our consulting services are gradually provided, which will increase our operating cash flows in the near future.

Based on our current business development and expansion plan, we are expecting to generate additional cash flows in the near future from attracting more new customers and expanding our revenue through our service platform.

As of March 31, 2018, we had positive working capital of approximately $17.5 million. We have historically funded our working capital needs from operations, advance payments from customers, related-party loans and equity financing. Our working capital requirements are influenced by the level of our operations, the numerical volume and dollar value of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended March 31,
	2018	2017
Net cash provided by operating activities	$133,189	$81,212
Net cash provided by investing activities	$796,888	$-
Net cash provided by (used in) financing activities	$(40,013)	$28,002
Net increase in cash and cash equivalents	$907,648	$109,259
Cash and cash equivalents at the beginning of period	$512,729	$55,371
Cash and cash equivalents at the end of period	$1,420,377	$164,630

Operating Activities

Net cash provided by operating activities amounted to $133,190 for the three months ended March 31, 2018, including net income of $920,384 generated from provided member registration and various public-listing related consulting services to our customers. In addition, our accounts receivable increased by $244,506 representing a balance due from our customers which we believe we can collect in full in the near future. Our deferred revenue decreased by $293,838 because we received cash deposits from customers for our member registration and listing consulting services and we completed the service renderings during current period and such amount has been recognized as revenue when revenue recognition criteria have been met. Our taxes payable increased by $313,025 due to our increased taxable income in current period. The overall increase in our cash flow from operating activities reflected the above combined factors.

Net cash provided by operating activities amounted to $81,212 for the three months ended March 31, 2017, including our net operating income of $150,254 adjusted by an increase in other receivable and prepaid expense by $117,736, increased accounts receivable of $29,000 and increased income tax payable by $58,443 due to increased taxable income.

Investing Activities

Net cash provided by investing activities amounted to $796,888 for the three months ended March 31, 2018, including purchases of property and equipment of $2,217 and cash collection of third-party loans receivable of $791,500. In 2017, we advanced RMB 15 million loans to a third-party to generate interest income at an interest rate of 5% and we collected back RMB 5 million from this third-party during current quarter.

There was no cash used in investing activities for the three months ended March 31, 2017.

Financing Activities

Net cash used in financing activities amounted to $40,013 for the three months ended March 31, 2018 due to repayment of related party balance due in the same amount.

Net cash provided by financing activities for the three months ended March 31, 2017 amounted to $28,002 primarily include an increase in borrowing from a related party as working capital.

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

Seasonality

The nature of our business does not appear to be affected by seasonal variations

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management, include, but are not limited torevenue recognition. Actual results could differ from these estimates.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, loans receivable, prepaid expenses and other current assets, short-term investment, deferred revenue, accrued and other liabilities, taxes payable and due to related party to approximate the fair value of the respective assets and liabilities at March 31, 2018 and December 31, 2017 based upon the short-term nature of the assets and liabilities.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 in the first quarter of 2018 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018 as the Company’s revenue was recognized based on the amount of consideration expects to receive in exchange for satisfying the performance obligations.

ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

The Company’s revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have been rendered to the customers. Persuasive evidence of an arrangement is demonstrated via service contract and invoice; and the sales price to the customer is fixed upon acceptance of the contract and there is no separate rebate, discount, or volume incentive. The Company recognizes revenue when promised services are rendered and collectability of payment is reasonably assured.

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

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the unaudited condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2018. The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there were no differences in the pattern of revenue recognition:

	Three Months Ended March 31, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Membership fee	$37,736	$37,736	$-
Consulting service fee	1,887,461	1,887,461	-
Total revenue	$1,925,197	$1,925,197	$-

Contract Balances and Remaining Performance Obligations

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Our contract assets, consist primarily of accounts receivable related to providing public listing related consulting services to our customers when revenue is recognized prior to payment and we have an unconditional right to payment. We had accounts receivable related to revenues from contracts with customers of $1,279,087 and $994,500 as of March 31, 2018 and December 31, 2017. We had no impairments related to these receivables during the three months ended March 31, 2018. Our contract liabilities, which are reflected in our unaudited condensed consolidated balance sheets as deferred revenue, consist primarily of customer payments for membership and public listing related consulting services in advance of satisfying our performance obligations. The Company’s performance obligations related to contract liabilities of $0.93 million as of January 1, 2018 were recognized as revenue during the first quarter of 2018. The Company’s performance obligations related to contract liabilities of approximately $1 million as of March 31, 2018 are expected to be recognized as revenue in the second quarter of 2018.

We do not disclose information about remaining performance obligations pertaining to service contracts that either (i) contracts with an original expected term of one year or less, or (ii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services rendered.

Income Tax

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. Management does not believe that there was any uncertain tax position at March 31, 2018 and December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2018 because of the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2018:

● The Company has insufficient accounting and financial reporting policies and procedures, which lead to inadequate financial statement closing process;

● Material review adjustments were proposed by the auditors and recorded by the Company for the quarter ended March 31, 2018;

● Lack of full-time qualified U.S. GAAP personnel in the accounting department with sufficient knowledge of US GAAP and SEC reporting standards;

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 14, 2018

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

